Form 10-Q
period 1996-08-31
CONSYGEN INC
filed 1997-07-03
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended August 31, 1996

                          Commission File Number: 17598


                                 CONSYGEN, INC.
             (Exact name of registrant as specified in its charter)

          Texas                                              76-0260145
          -----                                              ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


10201 South 51st Street, Suite 140, Phoenix, Arizona           85044
----------------------------------------------------           -----
    (Address of principal executive offices)                 (Zip Code)

                                 (602) 496-4545
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     13,509,831 shares of Common Stock, $.003 par value, as of June 30, 1997
     -----------------------------------------------------------------------






                         CONSYGEN, INC. AND SUBSIDIARIES
                         -------------------------------


                                      INDEX
                                      -----

                                                                            Page
PART I    FINANCIAL INFORMATION:

          Consolidated Condensed Balance Sheets,
                   August 31, 1996 and May 31, 1996                          2

          Consolidated Condensed Statements of Operations - Three
                   Months Ended August 31, 1996 and August 31, 1995          3

          Consolidated Condensed Statements of Cash Flows - Three
                   Months Ended August 31, 1996 and August 31, 1995          4

          Notes to Consolidated Condensed Financial Statements               5

          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

PART II   OTHER INFORMATION                                                 10


          SIGNATURES                                                        13













                          PART I FINANCIAL INFORMATION

Item I.  Financial Statements

                             C SQUARE VENTURES, INC.
                          (now known as ConSyGen, Inc.)
                        (A Development Stage Enterprise)
                                  BALANCE SHEET
                                   (Unaudited)


                                     ASSETS


                                                              Aug. 31, 1996             May 31, 1996
                                                              -------------             ------------

Furniture and Equipment:
  Equipment                                             $              994       $              994
  Less:  Accumulated Depreciation                              (       994)              (      994)
                                                        -------------------      -------------------

Total Assets                                            $                0       $                0
                                                        ===================      ===================




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities:
  Accounts Payable                                      $            6,800       $            6,800
                                                        -------------------      -------------------
  Accrued Expenses                                                 187,780                  187,780

         Total Current Liabilities                                 194,580                  194,580
                                                        -------------------      -------------------

Stockholders' Deficit:
  Common Stock, $.003 par value;
    authorized 16,666,667 shares,
    issued and outstanding 4,444,667
    shares                                                          13,334                   13,334
  Additional Paid-In Capital                                       819,234                  819,234
  Deficit Accumulated in the
    Development Stage                                           (1,027,148)              (1,027,148)
                                                        -------------------      -------------------

         Total Stockholders' Deficit                           (   194,580)             (   194,580)
                                                        -------------------      -------------------

Total Liabilities and Stockholders' Deficit             $                0       $                0
                                                        ===================      ===================




The accompanying notes are an integral part of these financial statements.







                             C SQUARE VENTURES, INC.
                          (now known as ConSyGen, Inc.)
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      For The
                                                 Three Months Ended
                                                     August 31,
                                           1996                    1995

Revenues                               $       -               $       -

Costs and Expenses                             -                    9,050
                                       -----------             -----------

Net Loss                               $       -               $  ( 9,050)
                                       ===========             ===========


Loss Per Common Share                  $     (.00)             $     (.00)
                                       ===========             ===========

Weighted Average Number
  of Common Shares Outstanding          4,444,467                4,444,467
                                       ===========             ===========






The accompanying notes are an integral part of these financial statements.








                             C SQUARE VENTURES, INC.
                          (now known as ConSyGen, Inc.)
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                             For The
                                                                        Three Months Ended
                                                                            August 31,
                                                                  1996                    1995




Cash Flows from Operating Activities:

  Net Loss                                                    $        -              $  (  9,050)
  Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating Activities:
      Depreciation and Amortization                                    -                       50

      Changes in Operating Assets and Liabilities:
        Increase in Accrued Expenses                                   -                    9,000
                                                              -------------           -------------

Net Cash Used by Operating Activities                                  -                        0
                                                              -------------           -------------


Net Increase (Decrease) in Cash                                        -                        0

Cash - Beginning of Period                                             -                        -
                                                              -------------           -------------

Cash - End of Period                                          $        -              $         -
                                                              =============           =============




The accompanying notes are an integral part of these financial statements.









                             C SQUARE VENTURES, INC.
                          (now known as ConSyGen, Inc.)
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1996
                                   (Unaudited)



NOTE 1-  Basis of Presentation

                  In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented.

                  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.

NOTE 2 - Subsequent Events

                  On September 5, 1996, the Company, pursuant to an exchange agreement, acquired 100% of the issued and outstanding shares of ConSyGen, Inc. (a privately held Arizona corporation) ("ConSyGen-Arizona") directly from the stockholders of ConSyGen-Arizona. Immediately prior to the acquisition, the Company effected a 1 for 40 reverse split of its common stock. In connection with the acquisition, the Company issued an aggregate of 9,275,000 shares of its common stock in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. Upon the closing of the acquisition, the Company issued 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, the Company issued 150,000 shares of common stock to a consultant for services rendered.
These 4,000,000 shares were valued at $1.00 per share, which was management's best estimate of fair market value at the time of issuance. The exchange resulted in ConSyGen-Arizona's shareholders holding a larger portion of the voting rights of the Company than was held by the Company's stockholders prior to the acquisition (approximately 69% at closing). The transaction has been treated as a reverse acquisition (purchase) with ConSyGen-Arizona being the acquirer and the Company being the acquired company. Subsequent to the acquisition, the Company changed its legal name to ConSyGen, Inc. (a Texas Corporation).

                  During 1995, prior to the acquisition, ConSyGen-Arizona entered into an agreement with a consultant, which was supplemented in June 1996, under which the consultant agreed to assist ConSyGen-Arizona in obtaining financing. ConSyGen-Arizona issued 100,000 shares of its common stock to the consultant as a retainer for services to be rendered. Such shares were valued at $.50 per share and have been capitalized as debt issuance expense. In 1996 such consultant assisted ConSyGen-Arizona in raising approximately $1,200,000 in a private placement of debt. The debt bore interest at a rate of 10% per annum, was unsecured, and was to be repaid in one year. As additional consideration to the lenders, ConSyGen-Arizona agreed to issue warrants to purchase an aggregate of 1,000,000 shares of ConSyGen-Arizona's common stock at an exercise price of $5.00 per share. The warrants become exercisable one year from the date of the loan, have a term of two years and are callable upon 60 days notice. In connection with ConSyGen-Texas' acquisition of ConSyGen-Arizona, ConSyGen-Arizona terminated these warrants and ConSyGen-Texas reserved for issuance new warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock on the same terms and conditions. In connection with the acquisition, outstanding options to purchase 1,275,000 shares of ConSyGen-Arizona's common









                             C SQUARE VENTURES, INC.
                          (now known as ConSyGen, Inc.)
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1996
                                   (Unaudited)



NOTE 2 - Subsequent Events (Continued)

stock granted under its Non-Qualified Stock Option Plan were terminated and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan and issued options to purchase 1,275,000 shares of common stock at an exercise price of $1.00 per share. Such consultant had loaned the Company $84,000 at December 31, 1996. This $84,000 loan was repaid by the Company in March 1997.

                  Following the loan transaction, the Company's consultant transferred common stock of ConSyGen-Texas held by it to the lenders in exchange for ConSyGen-Arizona's debt. As a result of this transaction, ConSyGen-Arizona's obligation to repay the lenders was extinguished and ConSyGen-Arizona became obligated to repay such consultant. On September 5, 1996, ConSyGen-Texas and the consultant agreed that ConSyGen-Texas would issue an aggregate of 200,000 shares of its common stock to such consultant, of which 173,648 shares were in cancellation of ConSyGen-Arizona's debt acquired by the consultant from the lenders and 26,352 shares were as payment for services.

                  In March 1997, ConSyGen-Texas raised $1,000,000 before deducting finder's fees of $100,000 through a private placement of convertible notes (the "Notes") in the principal amount of $1,000,000. The Notes are unsecured, bear interest at the rate of 6% per annum, are payable in March 2000, and are convertible into common stock of ConSyGen-Texas. The principal amount of the Notes is convertible into common stock of ConSyGen-Texas at a rate equal to the lesser of (1) $10.85 per share (115% of the closing bid price of the common stock on March 21, 1997); or (2) that price which is equal to 70% of the average closing bid price of the common stock for the five trading days preceding the date of conversion. ConSyGen-Texas is obligated to register the shares of common stock issuable upon conversion of the Notes, under the Securities Act of 1933, as soon as practicable after the closing date. ConSyGen-Texas is obligated to pay certain penalties if the underlying shares are not registered under the Securities Act of 1933 within 90 days of the date of Closing.

                  ConSyGen-Texas may compel conversion of the Notes at any time after the expiration of six months after the effective date of the Registration Statement. The Notes are redeemable, at a price equal to 130% of the principal amount of the Notes, in the event that the price of ConSyGen-Texas' common stock is less than the bid price on March 21, 1997.

                  In June 1997, the Company raised approximately $1,000,000, net of a finder's fee, through the private sale of 120,000 shares of common stock at a price of $9.00 per share. The Company has agreed to use its best efforts to register the shares for resale under the Securities Act of 1933, within 120 days of the closing.











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Overview

                  ConSyGen, Inc., a Texas corporation ("ConSyGen-Texas'), was incorporated on September 28, 1988 as C Square Ventures, Inc. ConSyGen-Texas was formed for the purpose of obtaining capital in order to take advantage of domestic and foreign business opportunities which may have profit potential. On March 16, 1989, ConSyGen-Texas (then C Square Ventures, Inc.) completed an initial public offering.

                  Acquisition of ConSyGen, Inc.

                  ConSyGen-Texas entered into an agreement, dated as of August 28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). Immediately prior to the acquisition transaction, ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. ConSyGen-Texas closed the acquisition of ConSyGen-Arizona on September 5, 1996. As a result of the acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company.

                    In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona, in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. Upon the closing of the acquisition, ConSyGen-Texas issued an additional 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, ConSyGen-Texas issued 150,000 shares of common stock to a consultant for services rendered. Following the closing of the acquisition, ConSyGen-Arizona's stockholders held a larger portion of the voting rights of ConSyGen-Texas than was held by the ConSyGen-Texas stockholders prior to the acquisition (approximately 69% at closing). In connection with the acquisition, outstanding options to purchase 1,275,000 shares of ConSyGen-Arizona's common stock granted under its Non-Qualified Stock Option Plan were terminated and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan and issued options to purchase 1,275,000 shares of common stock at an exercise price of $1.00 per share. In addition, ConSyGen-Arizona terminated warrants to purchase 1,000,000 shares of its common stock in connection with the acquisition, and ConSyGen-Texas reserved for issuance replacement warrants to purchase 1,000,000 shares of its common stock at an exercise price of $5.00 per share.

                  ConSyGen-Texas     and    its     wholly-owned     subsidiary,
ConSyGen-Arizona, are hereafter collectively referred to as the "Company".

                  Description of Business of ConSyGen, Inc.

                  ConSyGen-Texas' business consists solely of the business of its wholly owned subsidiary, ConSyGen-Arizona. ConSyGen-Arizona was incorporated in Arizona on October 11, 1979. Until 1995, ConSyGen-Arizona licensed its proprietary computer software, which was used in the hotel and airline industries, and also provided software maintenance services. In 1996, ConSyGen-Arizona discontinued its practice of software licensing and providing software maintenance services. ConSyGen-Arizona is currently engaged in the business of rendering automated software conversion services, although it has not yet generated any operating revenue from its conversion business this year. ConSyGen-Arizona uses its proprietary toolsets to provide fully automated conversions of mainframe hardware applications to open systems. ConSyGen-Arizona also uses its toolsets to convert software so that it is Year 2000 compliant. The company's ConSyGen 2000 toolset is a fully-automated toolset that automatically corrects dates in both source code and data to be compliant for the Year 2000 and beyond. The company's ConSyGen Conversion toolset automatically converts software to run on a different hardware platform. For example, the company can automatically convert software running on older BULL, IBM, Unisys, etc., mainframes so that it can run on the new Client/Server platforms (often called downsizing).

                  Material Changes in Results of Operations

                  During the quarter ended August 31, 1996, the Company continued its search for suitable potential merger or acquisition candidates. As described above, the Company entered into an agreement, dated as of August 28, 1996, to acquire all of the issued and outstanding shares of ConSyGen, Inc., an Arizona corporation. The acquisition was closed on September 5, 1996.

                  For the quarters ended August 31, 1996 and 1995, the Company had no operating revenue. The Company had no income/loss for the quarter ended August 31, 1996, compared with a net loss of $9,050 for the quarter ended August 31, 1995. The Company had no operating expenses for the quarter ended August 31, 1996, compared with operating expenses of $9,050 for the quarter ended August 31, 1995, consisting primarily of professional fees, office expense, telephone expenses and travel expenses all relating to the Company's search for and negotiations with potential merger or acquisition candidates, and compliance with reporting requirements associated with the Company's status as a public company.

                  For the nine months ended February 28, 1997, the Company incurred net losses of approximately $6.7 million on a consolidated basis (after giving effect to the acquisition), compared with a loss for the year ended May 31, 1996 of $36,000 on an unconsolidated basis (before giving effect to the acquisition). Approximately $5.2 million of the losses incurred for the nine months ended February 28, 1997 was attributable to common stock issued in payment of services rendered.

                  Material Changes in Financial Conditions, Liquidity and Capital Resources

                  The Company's operations have been and continue to be conducted on a severely curtailed basis. Management of the Company has been funding the Company's cash needs through the accrual of consulting fees and by making direct loans. The Company is currently experiencing, and has in the past experienced, a severe working capital deficiency and has historically incurred substantial and recurring losses. At this time, the Company is not generating any revenue. The consolidated Company (after giving effect to the acquisition) continues however to incur substantial costs and expenses in connection with its business operations and the development of its software. At June 30, 1997, the consolidated Company will need to raise additional capital within approximately two to three months. If the Company is unable to raise additional capital or generate significant revenue within the next two to three months, the Company will not be able to fund its continuing operations and continue as a going concern, in which case there would be a material adverse effect on the Company, its business and the price of its common stock.

                  The Company's cash balances were $0 at August 31, 1996 and May 31, 1996. The Company had a working capital deficit of approximately $195,000 at August 31, 1996 and May 31, 1996. At February 28, 1997, the Company had a working capital deficit of approximately $1,147,000 on a consolidated basis (after giving effect to the acquisition), compared with a working capital deficit at May 31, 1996 of $195,000 on an unconsolidated basis (before giving effect to the acquisition). The $952,000 increase in the working capital deficit since May 31, 1996 was primarily attributable to increased notes and loans payable of the consolidated Company.










                  To remedy the working capital deficit, the Company is actively seeking to raise capital through a private offering of equity and or debt securities and has increased its marketing efforts, including establishing strategic alliances, in order to have its services marketed to a wide range of customers. Since February 28, 1997, the Company has raised approximately $2.1 million through the private sale of convertible debt and equity securities, which the Company has been using to fund its continuing operations. There can be no assurance that the Company will in the future be able to raise sufficient funds to continue its operations. Nor can there be any assurance that the Company will be able to internally generate sufficient funds to continue its operations. The failure of the Company to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on the Company. The issuance of additional equity securities and or rights to acquire equity securities will dilute the interest of the current stockholders of the Company.

                  As of June 1997, the Company has committed to spend approximately $200,000 for capital expenditures, consisting of $170,000 for computer equipment and $30,000 for furniture and fixtures. The Company will fund these expenditures out of currently available cash.














                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The National Association of Securities Dealers, Inc. ("NASD") in December 1996 advised the Company that it is conducting a routine review of trading in ConSyGen-Texas' common stock following the acquisition of ConSyGen-Arizona. The NASD made a written inquiry of the Company to which the Company responded in writing in January 1997. The NASD made inquiry with respect to, among other things, a private placement by ConSyGen-Arizona, the acquisition of ConSyGen-Arizona by ConSyGen-Texas, and issuances of common stock by the Company during 1996. The NASD has not yet responded in writing to the Company's written response. The outcome of the NASD review could have a material adverse effect on the Company and the price of and trading market for the Company's common stock.

Item 2.  Changes in Securities

         As described in Part I under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", ConSyGen-Texas entered into an agreement, dated as of August 28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). ConSyGen-Texas closed the acquisition of ConSyGen-Arizona on September 5, 1996. Following the acquisition, ConSyGen-Texas' business consisted solely of the business of ConSyGen-Arizona. In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. In addition, upon the closing of the acquisition, ConSyGen-Texas issued 150,000 shares of common stock to a consultant for services rendered and agreed to issue 200,000 shares to a consultant in cancellation of indebtedness and as payment for services. In connection with the acquisition, ConSyGen-Arizona terminated outstanding options to purchase 1,275,000 shares of common stock granted under its Non-Qualified Stock Option Plan, and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan and issued options to purchase 1,275,000 shares of common stock to employees of ConSyGen-Arizona. In addition, in connection with the acquisition, ConSyGen-Arizona terminated warrants to purchase 1,000,000 shares of its common stock, and ConSyGen-Texas reserved for issuance replacement warrants to purchase 1,000,000 shares of its common stock, on the same terms and conditions. On September 3, 1996, ConSyGen-Texas agreed to issue 100,000 shares to a consultant as a retainer for services to be rendered.

         None of the foregoing shares of common stock, options or warrants were registered under the Securities Act of 1933.

         To the extent that the foregoing transactions constituted "sales" within the meaning of the Securities Act, the securities issued in such transactions were not registered under the Securities Act, as amended, in reliance upon the exemption from registration set forth in Section 4(2) thereof, relating to sales by an issuer not involving any public offering. Each of the foregoing transactions, to the extent constituting "sales" within the meaning of the Securities Act, were exempt under Section 4(2) thereof based on the following facts: to the knowledge of the issuer, there was no general solicitation, there were a limited number of purchasers, the purchasers were provided with or had access to information about the issuer, and either the purchasers or their respective representatives were sophisticated about business and financial matters.

Item 3.  Defaults Upon Senior Securities

         The following defaults on the indebtedness of the Company (after giving effect to the acquisition) existed at February 28, 1997.

         The Company is in default under the terms of a note payable, in the principal amount of $23,000, bearing interest at approximately 10% per annum and due June 30, 1989. The Company did not repay the principal and interest due under the terms of the note on the due date. The payee under the note has not made demand on the Company for payment. As of February 28, 1997, the total arrearage under the note was $45,000, consisting of $23,000 in principal and approximately $22,000 of interest.

         The Company is in default under the terms of a note payable, in the principal amount of $100,000, bearing interest at 10% per annum and due July 31, 1996. The Company did not repay the principal and interest due under the terms of the note on July 31, 1996, and interest has been accruing at the default rate of









18% per annum since that date. The payee under the note has not made demand on the Company for payment. As of February 28, 1997, the total arrearage under the note was $128,000, consisting of $100,000 in principal and approximately $28,000 of interest.



Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT NO.               DESCRIPTION OF EXHIBIT

2 Plan of Acquisition between the Registrant and the stockholders of ConSyGen, Inc., an Arizona corporation, dated August 28, 1996, filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 5, 1996 and incorporated herein by reference.

3.1                       Articles  of  Incorporation  of  the  registrant,   as
                          amended.

3.2 By-Laws of the registrant, filed as Exhibit 3.B to the Registrant's Registration Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.

4.1 Specimen common stock certificate, filed as Exhibit 4.B to the Registrant's Registration Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.

4.2 Form of Common Stock Purchase Warrant used in connection with issuance of warrants to purchase an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.003 par value.

4.3                       Subscription  Agreement  between  the  Registrant  and
                          Little  Wing,  L.P.  for   convertible   debt  of  the
                          Registrant (including Summary of Terms).

4.4 Subscription Agreement between the Registrant and Tonga Partners, L.P. for convertible debt of the Registrant (including Summary of Terms).

10.1 Agreement between the Registrant and Carriage House Capital, Inc., dated May 19, 1997, superseding letter agreements (also filed as Exhibit 10.1 hereto) between Carriage House Capital, Inc. and the Registrant's wholly-owned subsidiary, dated June 14, 1996 and October 26, 1995.

10.2 Consulting Agreement between Carriage House Capital, Inc. and the Registrant dated July 10, 1996.









Item 6.  Exhibits and Reports on Form 8-K - Continued

(a)  Exhibits

EXHIBIT NO.               DESCRIPTION OF EXHIBIT

10.3 Consulting Agreement between Mikesco, Inc. and the Registrant dated July 10, 1996.

10.4 Consulting Agreement between Concorda Corp. and the Registrant dated July 10, 1996.

10.5                      Consulting   Agreement  between  Scarlett   Investment
                          Group, Inc. and the Registrant dated July 10, 1996.

10.6 Consulting Agreement between The Canter Corporation and the Registrant dated August 20, 1996.

10.7                      Registrant's 1996 Non-Qualified Stock Option Plan.

10.8                      Registrant's 1997 Non-Qualified Stock Option Plan.

10.9                      Consulting   Agreement   between  the  Registrant  and
                          Innovative Research Associates, Inc.

27                        Financial Data Schedule.

(b)  Reports on Form 8-K

         Not applicable



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             CONSYGEN, INC.
                                             --------------


Date:  July 3, 1997                          By:   /s/Ronald I. Bishop
     -------------------------------               -------------------
                                                     Ronald I. Bishop, President
                                                     and Chief Executive Officer




Date:  July 3, 1997                          By:  /s/Kenneth Harvey
     -------------------------------              -----------------
                                                     Kenneth Harvey, Controller
                                                     (Chief Accounting Officer)



                                  EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION OF EXHIBIT

2                         Plan of  Acquisition  between the  Registrant  and the
                          stockholders    of   ConSyGen,    Inc.,   an   Arizona
                          corporation, dated August 28, 1996, filed as Exhibit 2
                          to the  Registrant's  Current Report on Form 8-K dated
                          September   5,   1996  and   incorporated   herein  by
                          reference.

3.1                       Articles  of  Incorporation  of  the  registrant,   as
                          amended.                                                                     *

3.2                       By-Laws of the registrant, filed as Exhibit 3.B to the
                          Registrant's Registration Statement on Form S-18, File
                          No.  33-22900  -  FW,  and   incorporated   herein  by
                          reference.

4.1                       Specimen  common stock  certificate,  filed as Exhibit
                          4.B to the Registrant's Registration Statement on Form
                          S-18, File No. 33-22900 - FW, and incorporated herein by reference.

4.2                       Form  of  Common  Stock   Purchase   Warrant  used  in
                          connection  with  issuance  of warrants to purchase an
                          aggregate  of  1,000,000  shares  of the  Registrant's
                          Common Stock, $.003 par value.                                               *

4.3                       Subscription  Agreement  between  the  Registrant  and
                          Little  Wing,  L.P.  for   convertible   debt  of  the
                          Registrant (including Summary of Terms).                                     *

4.4                       Subscription  Agreement  between  the  Registrant  and
                          Tonga  Partners,  L.P.  for  convertible  debt  of the
                          Registrant (including Summary of Terms).                                     *

10.1                      Agreement  between the  Registrant  and Carriage House
                          Capital,  Inc., dated May 19, 1997, superseding letter
                          agreements (also filed as Exhibit 10.1 hereto) between
                          Carriage  House  Capital,  Inc.  and the  Registrant's
                          wholly-owned  subsidiary,  dated  June  14,  1996  and
                          October 26, 1995.                                                            *

10.2                      Consulting  Agreement  between Carriage House Capital,
                          Inc. and the Registrant dated July 10, 1996.                                 *

10.3                      Consulting  Agreement  between  Mikesco,  Inc. and the
                          Registrant dated July 10, 1996.                                              *

10.4                      Consulting  Agreement  between  Concorda Corp. and the
                          Registrant dated July 10, 1996.                                              *

10.5                      Consulting Agreement between Scarlet Investment Group,
                          Inc. and the Registrant dated July 10, 1996.                                 *

10.6                      Consulting  Agreement  between The Canter  Corporation
                          and the Registrant dated August 20, 1996.                                    *

10.7                      Registrant's 1996 Non-Qualified Stock Option Plan.                           *

10.8                      Registrant's 1997 Non-Qualified Stock Option Plan.                           *

10.9                      Consulting   Agreement   between  the  Registrant  and
                          Innovative Research  Associates, Inc.                                        *

27                        Financial Data Schedule.                                                     *

-----------------
*Filed Herewith