Form 10-Q
period 1996-11-30
CONSYGEN INC
filed 1997-07-03
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended November 30, 1996

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







                         CONSYGEN, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page
PART I      FINANCIAL INFORMATION:

            Consolidated Condensed Balance Sheets,
                     November 30, 1996 and May 31, 1996                        2

            Consolidated Condensed Statements of Operations - Three
                     and Six Months Ended November 30, 1996 and 1995           3

            Consolidated Condensed Statements of Cash Flows - Six
                     Months Ended November 30, 1996 and 1995                   4

            Notes to Consolidated Condensed Financial Statements               6

            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       9

PART II     OTHER INFORMATION                                                 13


            SIGNATURES                                                        16










                          PART I FINANCIAL INFORMATION

Item I.  Financial Statements

                          CONSYGEN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                                       November 30,        May 31,
                                                                                           1996             1996
                                                                                           ----             ----
Current Assets:
  Cash                                                                          $         2,901      $        -
  Cash in Escrow                                                                         98,200               -
  Accounts Receivable                                                                       -              13,265
  Debt Issuance Expense - Net                                                            54,166           103,333
  Prepaid Expenses                                                                        1,026               -
                                                                                  -------------      ------------

         Total Current Assets                                                           156,293           116,598

Furniture and Equipment - Net                                                            74,433            53,970
Other Assets                                                                              5,688             6,789
                                                                                  -------------      ------------

Total Assets                                                                      $     236,414      $    177,357
                                                                                  =============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Notes Payable                                                                   $     309,505      $    324,597
  Loans Payable                                                                         175,200           175,200
  Loans Payable - Related Parties                                                       146,211           870,890
  Accounts Payable                                                                       74,746           166,556
  Accrued Liabilities                                                                   158,673           200,818
                                                                                  -------------      ------------
         Total Current Liabilities                                                      864,335         1,738,061
                                                                                  -------------      ------------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock $.003 Par Value, 500,000,000 Shares Authorized,
     Issued and Outstanding 13,686,231 Shares at November 30, 1996
     and 6,749,994 at May 31, 1996                                                      41,059            20,250
  Additional Paid-In Capital                                                        16,333,223         9,253,469
  Accumulated Deficit                                                              (17,002,203)      (10,834,423)
                                                                                  -------------      ------------

         Total Stockholders' Deficit                                               (   627,921)       (1,560,704)
                                                                                  -------------      ------------

Total Liabilities and Stockholders' Deficit                                      $     236,414      $    177,357
                                                                                 =============      ============

The accompanying notes are an integral part of the financial statements.









                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                        For The                          For  The
                                                   Three Months Ended                Six Months Ended
                                                      November 30,                     November 30,
                                                      ------------                     ------------
                                               1996               1995            1996               1995
                                               ----               ----            ----               ----

Revenues                                    $          -        $     7,612     $        -       $    19,212
                                            -------------       -----------     -----------      -----------


Costs and Expenses:
  Software Development                            262,932           132,988         473,492          268,926
  General and Administrative Expenses           4,479,404           378,738       5,506,313          516,999
  Interest Expense                                 42,064            29,434         105,044           73,331
  Depreciation and Amortization                    31,965             3,003          82,930            6,006
                                            -------------       -----------     -----------      -----------

         Total Costs and Expenses               4,816,365           544,163       6,167,779          865,262
                                            -------------       -----------     -----------      -----------

Net Loss                                    $  (4,816,365)      $  (536,551)    $(6,167,779)     $  (846,050)
                                            =============       ===========     ===========      ===========

Weighted Average Common Shares
  Outstanding                                  13,686,231         6,233,327      10,881,558        6,116,661
                                            =============       ===========     ===========      ===========

Net Loss Per Common Share                   $        (.35)     $       (.09)    $      (.57)     $      (.14)
                                            =============       ===========     ===========      ===========






The accompanying notes are an integral part of the financial statements.










                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                            For The
                                                                                                        Six Months Ended
                                                                                                           November 30,
                                                                                                         ------------

                                                                                                   1996                   1995
                                                                                                   ----                   ----

Cash Flows From Operating Activities:
  Net Loss                                                                                    $(6,167,779)              $  (846,050)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided (Used) by Operating
    Activities:
      Depreciation                                                                                  9,763                     6,006
      Stock Issued for Services                                                                 5,167,961                   300,000
      Amortization of Debt Issuance Expense                                                        73,167                       -
      Loan Interest - Additional Paid-in Capital                                                   32,860                    32,929
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                                                                        13,265                    11,125
        Prepaid Expenses and Other Assets                                                              75                    23,641
        Accounts Payable                                                                          (98,210)                   (7,876)
        Accrued Liabilities                                                                        16,697                   116,540
                                                                                              -----------               -----------

         Net Cash (Used) by Operating Activities                                                 (952,201)                 (363,685)
                                                                                              -----------               -----------

Cash Flows From Investing Activities:
  Purchases of Furniture and Equipment                                                            (30,227)                  (10,332)
                                                                                              -----------               -----------

         Net Cash (Used) by Investing Activities                                                  (30,227)                  (10,332)
                                                                                              -----------               -----------

Cash Flows From Financing Activities:
  Proceeds of Debt Financing                                                                    1,123,700                       -
  Proceeds of Loans and Notes Payable                                                              34,908                   206,585
  Payments of Loans and Notes Payable                                                             (50,000)                      -
  Proceeds of Loans Payable - Related Parties                                                     (24,679)                  167,657
  Payments of Loans Payable - Related Parties                                                         -                         -
  Cash in Escrow                                                                                  (98,600)                      -
                                                                                              -----------               -----------

         Net Cash Provided by Financing Activities                                                985,329                   374,242
                                                                                              -----------               -----------

Net Increase in Cash                                                                                2,901                       225

Cash - Beginning of Period                                                                            -                          43
                                                                                              -----------               -----------

Cash - End of Period                                                                          $     2,901               $       268
                                                                                              ===========               ===========



The accompanying notes are an integral part of the financial statements.








                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                                       For The
                                                                                   Six Months Ended
                                                                                     November 30,
                                                                                     ------------

                                                                              1996                  1995
                                                                              ----                  ----

Supplemental Cash Flow Information:

  Cash Paid for Interest                                               $           3,010         $         9,165
                                                                       =================         ===============

  Cash Paid for Income Taxes                                           $            -            $           -
                                                                       =================         ===============

Supplemental Disclosure of Non-Cash Financing Activities:

  Cancellation of Debt into Additional Paid-In Capital -
    Related Parties                                                    $         350,000          $          -
                                                                       =================          =============

  Issuance of Common Stock as Debt Issuance Expense                    $          24,000          $      50,000
                                                                       =================          =============


  Issuance of Common Stock as Payment of Debt -
    Related Parties                                                    $        350,000           $          -
                                                                       =================          =============


  Debt Issuance Expense as Additional Paid-In Capital                  $           -              $      90,000
                                                                       =================          =============

  Effect of Reverse Acquisition - Accounts Payable Acquired            $         6,800            $          -
                                                                       =================          =============

  Issuance of Common Stock as Payment of Debt                          $     1,182,543            $          -
                                                                       =================          =============


The accompanying notes are an integral part of the financial statements.





                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (Unaudited)

NOTE 1 -          Operations and Basis of Presentation

                  History of ConSyGen, Inc., (f/k/a C Square Ventures, Inc.)

                  ConSyGen, Inc., a Texas corporation ("ConSyGen-Texas), was incorporated on September 28, 1988 as C Square Ventures, Inc. ConSyGen-Texas was formed for the purpose of obtaining capital in order to take advantage of domestic and foreign business opportunities which may have profit potential. On March 16, 1989, ConSyGen-Texas (then C Square Ventures, Inc.) completed an initial public offering.

                  On September 5, 1996, ConSyGen-Texas acquired 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). On June 25, 1996, International Data Systems, Inc. changed its name to ConSyGen, Inc. Immediately prior to the acquisition transaction, ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. The exchange resulted in ConSyGen-Arizona's stockholders holding a larger portion of voting rights of ConSyGen-Texas than was held by the ConSyGen-Texas stockholders prior to the acquisition (approximately 69% at closing). In connection with the acquisition, outstanding options to purchase 1,275,000 shares of ConSyGen-Arizona's common stock granted under its Non-Qualified Stock Option Plan were terminated and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan. In addition, ConSyGen-Arizona terminated warrants to purchase 1,000,000 shares of its common stock in connection with the acquisition, and ConSyGen-Texas issued replacement warrants to purchase 1,000,000 shares of its common stock. As a result of the acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase) with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company. Consequently, only the historical operations of ConSyGen-Arizona are presented for the periods through September 5, 1996. Subsequent to the acquisition, ConSyGen-Texas changed its name to ConSyGen, Inc. (A Texas corporation).

                  ConSyGen-Texas     and     its     wholly-owned     subsidiary
ConSyGen-Arizona are hereafter collectively referred to as the "Company".

                  Description of Subsidiary Business

                  ConSyGen-Arizona was incorporated in Arizona on October 11, 1979. It is currently engaged in the business of rendering automated software conversion services, including "year 2000" conversions, although it has not yet realized any operating revenue from its conversion business this year. Until 1995, ConSyGen-Arizona licensed its proprietary computer software used in the hotel and airline industries, and provided software maintenance services. In 1996 ConSyGen-Arizona discontinued its practice of software licensing and providing maintenance services. ConSyGen-Arizona's future operations are dependent, in part, upon its ability to protect and further develop its proprietary software conversion technology. ConSyGen-Arizona operates in an industry where its competitors have greater capital resources to devote to the development and marketability of their technologies. ConSyGen-Arizona believes that its proprietary software provides fully automated conversion solutions including year 2000 conversion services.








                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (Unaudited)



NOTE 1 -          Operations and Basis of Presentation (Continued)

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

                  Principles of Consolidation

                  The consolidated financial statements include the accounts of ConSyGen-Texas and its wholly-owned subsidiary, ConSyGen, Inc., an Arizona corporation ("ConSyGen-Arizona"). Significant intercompany accounts and transactions have been eliminated.


NOTE 2 -          Debt Financings

                  During 1995 ConSyGen-Arizona entered into an agreement with a consultant, which was supplemented in June 1996, under which the consultant agreed to assist ConSyGen-Arizona in obtaining financing. ConSyGen-Arizona issued 100,000 shares of its common stock to the consultant as a retainer for services to be rendered. Such shares were valued at $.50 per share and have been capitalized as debt issuance expense. In 1996 such consultant assisted ConSyGen-Arizona in raising approximately $1,200,000 in a private placement of debt. The debt bore interest at a rate of 10% per annum, was unsecured, and was to be repaid in one year. As additional consideration to the lenders, ConSyGen-Arizona agreed to issue warrants to purchase an aggregate of 1,000,000 shares of ConSyGen-Arizona's common stock at an exercise price of $5.00 per share. The warrants become exercisable one year from the date of the loan, have a term of two years and are callable upon 60 days notice. In connection with ConSyGen-Texas' acquisition of ConSyGen-Arizona, ConSyGen-Arizona terminated these warrants and ConSyGen-Texas reserved for issuance new warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock on the same terms and conditions. Such consultant had loaned the Company $84,000 at December 31, 1996. This $84,000 loan was repaid by the Company in March 1997.

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





                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (Unaudited)

NOTE 3 - Stockholders' Deficit

                  Acquisition of ConSyGen-Arizona

                  On September 5, 1996, ConSyGen-Texas, pursuant to an exchange agreement, acquired 100% of the issued and outstanding shares of ConSyGen-Arizona directly from the stockholders of ConSyGen-Arizona. Immediately prior to the acquisition, ConSyGen-Texas effected a 1 for 40 reverse split of its common stock. In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. The exchange resulted in ConSyGen-Arizona's shareholders holding a larger portion of the voting rights of ConSyGen-Texas than was held by the ConSyGen-Texas stockholders prior to the acquisition (approximately 69% at closing). The transaction has been treated as a reverse acquisition (purchase) with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company. Subsequent to the acquisition, ConSyGen-Texas changed its legal name to ConSyGen, Inc.

                  Upon the closing of the acquisition, ConSyGen-Texas issued 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, ConSyGen-Texas issued 150,000 shares of common stock to a consultant for services rendered.
These 4,000,000 shares were valued at $1.00 per share, which was management's best estimate of fair market value at the time of issuance. The accompanying financial statements include a charge of $4,000,000 for the issuance of such shares, which is included in general and administrative expenses.

NOTE 4 - Subsequent Events

                  In March 1997, ConSyGen-Texas raised $1,000,000 before deducting finder's fees of $100,000 through a private placement of convertible notes (the "Notes") in the principal amount of $1,000,000. The Notes are unsecured, bear interest at the rate of 6% per annum, are payable in March 2000, and are convertible into common stock of ConSyGen-Texas. The principal amount of the Notes is convertible into common stock of ConSyGen-Texas at a rate equal to the lesser of (1) $10.85 per share (115% of the closing bid price of the common stock on March 21,1997); or (2) that price which is equal to 70% of the average closing bid price of the common stock for the five trading days preceding the date of conversion. ConSyGen-Texas is obligated to register the shares of common stock issuable upon conversion of the Notes, under the Securities Act of 1933, as soon as practicable after the closing date. ConSyGen-Texas is obligated to pay certain penalties if the underlying shares are not registered under the Securities Act of 1933 within 90 days of the date of Closing. ConSyGen-Texas may compel conversion of the Notes at any time after the expiration of six months after the effective date of the Registration Statement. The Notes are redeemable, at a price equal to 130% of the principal amount of the Notes, in the event that the price of ConSyGen-Texas' common stock is less than the bid price on March 21, 1997.

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








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Overview

                  ConSyGen, Inc., a Texas corporation ("ConSyGen-Texas"), was incorporated on September 28, 1988 as C Square Ventures, Inc. ConSyGen-Texas was formed for the purpose of obtaining capital in order to take advantage of domestic and foreign business opportunities which may have profit potential. On March 16, 1989, ConSyGen-Texas (then C Square Ventures, Inc.) completed an initial public offering.

                  Acquisition of ConSyGen, Inc.

                  ConSyGen-Texas entered into an agreement, dated as of August 28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). Immediately prior to the acquisition transaction, ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. ConSyGen-Texas closed the acquisition of ConSyGen-Arizona on September 5, 1996. As a result of the acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase) with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company. Consequently, only the historical operations of ConSyGen-Arizona are presented through September 5, 1996.

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

                  Description of Business of ConSyGen, Inc.

                  ConSyGen-Texas' business consists solely of the business of its wholly owned subsidiary, ConSyGen-Arizona. ConSyGen-Arizona was incorporated in Arizona on October 11, 1979. Until 1995, ConSyGen-Arizona licensed its proprietary computer software, which was used in the hotel and airline industries, and also provided software maintenance services. In 1996, ConSyGen-Arizona discontinued its practice of software licensing and providing software maintenance services. ConSyGen-Arizona is currently engaged in the business of rendering automated software conversion services, although it has not yet realized any operating revenue from its conversion business this year. ConSyGen-Arizona uses its proprietary toolsets to provide fully automated conversions of mainframe hardware applications to open systems. ConSyGen-Arizona also uses its toolsets to convert software so that it is Year 2000 compliant. The company's ConSyGen 2000 toolset is a fully-automated toolset that automatically corrects dates in both source code and data to be compliant for the Year 2000 and beyond. The company's ConSyGen Conversion toolset automatically converts software to run on a different hardware platform. For example, the company can automatically convert software running on older BULL, IBM, Unisys, etc., mainframes so that it can run on the new Client/Server platforms (often called downsizing).

                  Material Changes in Results of Operations

                  As described above, the Company entered into an agreement, dated as of August 28, 1996, to acquire all of the issued and outstanding shares of ConSyGen, Inc., an Arizona corporation. The acquisition was closed on September 5, 1996.

                  Net Losses

                  For the quarter ended November 30, 1996, the Company had a net loss of $4,816,000, compared to a net loss of $537,000 for the comparable prior quarter, an increase of $4,279,000. For the six months ended November 30, 1996, the Company had a net loss of $6,168,000, compared with a net loss of $846,000 for the comparable prior period, an increase of $5,322,000 or 629%. An explanation of these losses is set forth below.

                  For the nine months ended February 28, 1997, the Company incurred net losses of approximately $6.7 million on a consolidated basis (after giving effect to the acquisition). Approximately $5.2 million of these losses was attributable to common stock issued in payment of services rendered.

                  Revenues

                  For the quarter ended November 30, 1996, the Company had no operating revenue, compared with operating revenue of approximately $8,000 for the quarter ended November 30, 1995. For the six months ended November 30, 1996, the Company had no operating revenue, compared with operating revenue of approximately $19,000 for the six months ended November 30, 1995. The decreases in operating revenue are primarily attributable to the Company's abandonment of its software licensing and maintenance business. The Company abandoned software licensing and maintenance so that it could focus on the development of software for use in providing conversion services, including Year 2000 conversion services.

                  Software Development Expenses

                  For the quarter ended November 30, 1996, software development expenses were approximately $263,000, compared with approximately $133,000 for the quarter ended November 30, 1995, an increase of approximately $130,000 or 98%. For the six months ended November 30, 1996, software development expenses were approximately $473,000, compared with approximately $269,000 for the six months ended November 30, 1995, an increase of approximately $204,000 or 76%. The increases in software development expenses, are primarily attributable to the Company's shift in focus from software maintenance to the development of software for use in providing conversion services, including Year 2000 conversion services.







                  General and Administrative Expenses

                  For  the  quarter  ended   November  30,  1996,   general  and
administrative expenses were approximately $4,479,000, compared with approximately $379,000 for the three months ended November 30, 1995, an increase of $4,100,000 or approximately 1082%. This increase in general and administrative expenses was primarily attributable to an increase in non-cash charges in the amount of approximately $4.0 million, related to the issuance of common stock to consultants for services rendered. In addition, general and administrative expenses increased approximately $100,000, consisting primarily of increased professional fees and salaries and related expenses. For the six months ended November 30, 1996, general and administrative expenses were $5,506,000, compared with $517,000 for the six months ended November 30, 1995, an increase of approximately $4,989,000 or 965%. This increase in general and administrative expenses was primarily attributable to an increase in non-cash charges of approximately $4,900,000, related to the issuance of common stock to consultants for services rendered. In addition, administrative expenses increased approximately $100,000, consisting primarily of increased professional fees and salaries and related expenses.

                  Depreciation and Amortization Expense

                  For the quarter ended November 30, 1996, depreciation and amortization expense was approximately $32,000, compared with $3,000 for the comparable prior period, an increase of $29,000 or 966%. This increase is attributable primarily to the amortization of debt issuance expense incurred in connection with obtaining debt financing. For the six months ended November 30, 1996, depreciation and amortization expense was approximately $83,000, compared with $6,000 for the comparable prior period, an increase of $77,000 or 1,283%. This increase is also attributable primarily to the amortization of debt issuance expense incurred in connection with obtaining debt financing.

                  Material Changes in Financial Condition, Liquidity and Capital Resources

                  The Company is currently experiencing, and has in the past experienced, a severe working capital deficiency and has historically incurred substantial and recurring losses. At this time, the Company is not generating any revenue. The Company continues, however, to incur substantial costs and expenses in connection with its business operations and the development of its software. At June 30, 1997, the Company will need to raise additional capital within approximately two to three months. If the Company is unable to raise additional capital or generate significant revenue within the next two to three months, the Company will not be able to fund its continuing operations and continue as a going concern, in which case there would be a material adverse effect on the Company, its business and the price of its common stock.

                  The   Company's   cash  and  cash  in  escrow   balances  were
approximately $100,000 at November 30, 1996, compared with no cash or cash in escrow at May 31, 1996. This $100,000 increase is primarily attributable to proceeds remaining from a debt financing. The Company had a working capital deficit of approximately $708,000 at November 30, 1996, compared with a working capital deficit of approximately $1,621,000 at May 31, 1996, a decrease in the working capital deficit of approximately $913,000 or 56%. This decrease in the working capital deficit is primarily attributable to a decrease in indebtedness to a related party, in the amount of $700,000, through the issuance of common stock, increased cash and cash in escrow of approximately $100,000 and a decrease in accounts payable and accrued liabilities of approximately $130,000.

                  At February 28, 1997, the Company had a working capital deficit of approximately $1,147,000 on a consolidated basis (after giving effect to the acquisition), compared with a working capital deficit at May 31, 1996 of $195,000 on an unconsolidated basis (before giving effect to the acquisition). This $952,000 increase in the working capital deficit since May 31, 1996 was primarily attributable to increased notes and loans payable of the consolidated company.

                  To remedy the working capital deficit, the Company is actively seeking to raise capital through a private offering of equity and or debt securities and has increased its marketing efforts, including establishing strategic alliances, in order to have its services marketed to a wide range of customers. Since February 28, 1997, the Company has, through the private sale of convertible debt and equity securities, raised approximately $2.1 million, which the Company has been using to fund its continuing operations. There can be no assurance that the Company will in the future be able to raise sufficient funds to continue its operations. Nor can there be any assurance that the Company will be able to internally generate sufficient funds to continue its operations. The failure of the Company to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on the Company. The issuance of additional equity securities and or rights to acquire equity securities will dilute the interest of the current stockholders of the Company.

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

3.1                       Articles  of  Incorporation  of  the  registrant,   as
                          amended. (1)

3.2 By-Laws of the registrant, filed as Exhibit 3.B to the Registrant's Registration Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.

4.1 Specimen common stock certificate, filed as Exhibit 4.B to the Registrant's Registration Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.

4.2 Form of Common Stock Purchase Warrant used in connection with issuance of warrants to purchase an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.003 par value. (1)

4.3                       Subscription  Agreement  between  the  Registrant  and
                          Little  Wing,  L.P.  for   convertible   debt  of  the
                          Registrant (including Summary of Terms). (1)

4.4 Subscription Agreement between the Registrant and Tonga Partners, L.P. for convertible debt of the Registrant (including Summary of Terms). (1)

10.1 Agreement between the Registrant and Carriage House Capital, Inc., dated May 19, 1997, superseding letter agreements (also filed as Exhibit 10.1 hereto) between Carriage House Capital, Inc. and the Registrant's wholly-owned subsidiary, dated June 14, 1996 and October 26, 1995. (1)

10.2 Consulting Agreement between Carriage House Capital, Inc. and the Registrant dated July 10, 1996. (1)


-------------------------------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by this reference.







Item 6.  Exhibits and Reports on Form 8-K - Continued

(a)  Exhibits

EXHIBIT NO.               DESCRIPTION OF EXHIBIT

10.3 Consulting Agreement between Mikesco, Inc. and the Registrant dated July 10, 1996. (1)

10.4 Consulting Agreement between Concorda Corp. and the Registrant dated July 10, 1996. (1)

10.5                      Consulting   Agreement  between  Scarlett   Investment
                          Group,  Inc. and the  Registrant  dated July 10, 1996.
                          (1)

10.6 Consulting Agreement between The Canter Corporation and the Registrant dated August 20, 1996. (1)

10.7                      Registrant's 1996 Non-Qualified Stock Option Plan. (1)

10.8                      Registrant's 1997 Non-Qualified Stock Option Plan. (1)

10.9                      Consulting   Agreement   between  the  Registrant  and
                          Innovative Research Associates, Inc. (1)

27                        Financial Data Schedule

(b)  Reports on Form 8-K

         The following Current Report on Form 8-K was filed during the quarter ended November 30, 1996, the Registrant filed a Current Report on form 8-K, dated September 5, 1996, on November 18, 1996, which reported a change in control of the Registrant (Item (1)) and the Registrant's acquisition of ConSyGen, Inc., an Arizona corporation.





-------------------------------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by this reference.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    CONSYGEN, INC.


Date:  July 3, 1997                 By:   /s/Ronald I. Bishop
     --------------------              -----------------------------------
                                            Ronald I. Bishop, President
                                            and Chief Executive Officer




Date:  July 3, 1997                 By:   /s/Kenneth Harvey
     --------------------              -----------------------------------
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

3.1                       Articles  of  Incorporation  of  the  registrant,   as
                          amended.(1)

3.2 By-Laws of the registrant, filed as Exhibit 3.B to the Registrant's Registration Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.

4.1 Specimen common stock certificate, filed as Exhibit 4.B to the Registrant's Registration Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.

4.2 Form of Common Stock Purchase Warrant used in connection with issuance of warrants to purchase an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.003 par value.(1)

4.3                       Subscription  Agreement  between  the  Registrant  and
                          Little  Wing,  L.P.  for   convertible   debt  of  the
                          Registrant (including Summary of Terms).(1)

4.4 Subscription Agreement between the Registrant and Tonga Partners, L.P. for convertible debt of the Registrant (including Summary of Terms).(1)

10.1 Agreement between the Registrant and Carriage House Capital, Inc., dated May 19, 1997, superseding letter agreements (also filed as Exhibit 10.1 hereto) between Carriage House Capital, Inc. and the Registrant's wholly-owned subsidiary, dated June 14, 1996 and October 26, 1995.(1)

10.2 Consulting Agreement between Carriage House Capital, Inc. and the Registrant dated July 10, 1996.(1)


10.3 Consulting Agreement between Mikesco, Inc. and the Registrant dated July 10, 1996.(1)

10.4 Consulting Agreement between Concorda Corp. and the Registrant dated July 10, 1996.(1)

10.5 Consulting Agreement between Scarlet Investment Group, Inc. and the Registrant dated July 10, 1996.(1)

10.6 Consulting Agreement between The Canter Corporation and the Registrant dated August 20, 1996.(1)

10.7                      Registrant's 1996 Non-Qualified Stock Option Plan.(1)

10.8                      Registrant's 1997 Non-Qualified Stock Option Plan.(1)

10.9                      Consulting   Agreement   between  the  Registrant  and
                          Innovative Research Associates, Inc.(1)

27                        Financial Data Schedule

-------------------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by this reference.