Form 10-Q
period 1997-02-28
CONSYGEN INC
filed 1997-07-03
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended February 28, 1997

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     13,509,831 shares of Common Stock, $.003 par value, as of June 30, 1997
     -----------------------------------------------------------------------







                         CONSYGEN, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page
PART I   FINANCIAL INFORMATION:

         Consolidated Condensed Balance Sheets,
                  February 28, 1997 and May 31, 1996                          2

         Consolidated Condensed Statements of Operations - Three
                  and Nine Months Ended February 28, 1997 and
                  February 29, 1996                                           3

         Consolidated Condensed Statements of Cash Flows - Nine
                  Months Ended February 28, 1997 and February 29, 1996        4

         Notes to Consolidated Condensed Financial Statements                 6

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

PART II  OTHER INFORMATION                                                   14


         SIGNATURES                                                          17





                          PART I FINANCIAL INFORMATION

Item I.  Financial Statements

                          CONSYGEN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                     February 28,        May 31,
                                                         1997             1996
                                                      -----------      ---------

Current Assets:
  Cash                                            $        251     $       -
  Accounts Receivable                                      -             13,265
  Debt Issuance Expense - Net                           30,000          103,333
  Prepaid Expenses                                         876             -
                                                   -----------         --------

         Total Current Assets                           31,127          116,598

Furniture and Equipment - Net                           69,968           53,970

Other Assets                                             4,596            6,789
                                                      --------         --------

Total Assets                                      $   105,691      $    177,357
                                                  ============     ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Notes Payable                                   $    343,505     $    324,597
  Loans Payable                                        380,000          175,200
  Loans Payable - Related Parties                      141,177          870,890
  Accounts Payable                                     124,643          166,556
  Accrued Liabilities                                  188,523          200,818
                                                   -----------     ------------

         Total Current Liabilities                   1,177,848        1,738,061
                                                  ------------     ------------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock $.003 Par Value, 500,000,000
     Shares Authorized, Issued and Outstanding
     13,686,231 Shares in 1997 and 6,749,994
     in 1996                                            41,059           20,250
  Additional Paid-In Capital                        16,469,078        9,253,469
  Accumulated Deficit                              (17,582,294)     (10,834,423)
                                                  ------------     ------------

         Total Stockholders' Deficit               ( 1,072,157)    ( 1,560,704)
                                                   ------------    ------------

Total Liabilities and Stockholders' Deficit        $    105,691    $    177,357
                                                   ============    ============


The accompanying notes are an integral part of the financial statements.



                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                           For The                        For The
                                                    Three Months Ended               Nine Months Ended
                                           --------------------------------     -----------------------------
                                            February 28,      February 29,     February 28,      February 29,
                                               1997               1996            1997                1996
                                            -----------      -------------     ------------      -----------


Revenues                                    $      -         $     48,678       $     -          $    67,890
                                            -----------      ------------       -----------      -----------


Costs and Expenses:
  Software Development                          128,209            31,008           601,701          299,934
  General and Administrative Expenses           397,852           169,737         5,904,165          686,736
  Interest Expense                               25,399            32,336          130,443           105,667
  Depreciation and Amortization                  28,632            44,735           111,562           50,741
                                            -----------      ------------       -----------      -----------

         Total Costs and Expenses               580,092           277,816         6,747,871        1,143,078
                                            -----------       -----------       -----------      -----------

Net Loss                                    $(  580,092)      $(  229,138)      $(6,747,871)     $(1,075,188)
                                            ===========       ===========       ===========      ===========

Weighted Average Common Shares
  Outstanding                                13,686,231         6,724,994        11,816,447        6,319,438
                                            ===========       ===========       ===========      ===========

Net Loss Per Common Share                   $      (.04)      $      (.03)      $      (.57)     $      (.17)
                                            ===========       ===========       ===========      ===========



The accompanying notes are an integral part of the financial statements.







                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                     For The
                                                                                 Nine Months Ended
                                                                    ----------------------------------------
                                                                      February 28,              February 29,
                                                                         1997                       1996
                                                                    --------------           ---------------

Cash Flows From Operating Activities:
  Net Loss                                                           $ (6,747,871)            $  (1,075,188)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided (Used) by Operating
    Activities:
      Depreciation                                                         14,228                    22,407
      Stock Issued for Services                                         5,167,961                   300,000
      Amortization of Debt Issuance Expense                                97,334                    28,334
      Loan Interest - Additional Paid-in Capital                           81,515                    56,681
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                                                13,265                    11,125
        Prepaid Expenses and Other Assets                                   1,317                    29,324
        Accounts Payable                                                  (48,713)                  (21,592)
        Accrued Liabilities                                                46,547                   157,308
                                                                     ------------              ------------

         Net Cash (Used) by Operating Activities                       (1,374,417)                 (491,601)
                                                                     ------------              ------------

Cash Flows From Investing Activities:
  Purchases of Furniture and Equipment                                    (30,227)                  (12,979)
                                                                     ------------             -------------

         Net Cash (Used) by Investing Activities                          (30,227)                  (12,979)
                                                                     ------------              ------------

Cash Flows From Financing Activities:
  Proceeds of Debt Financing                                            1,123,700                      -
  Proceeds of Loans and Notes Payable                                     360,908                   286,643
  Payments of Loans and Notes Payable                                     (50,000)                      -
  Proceeds of Loans Payable - Related Parties                                  -                    217,937
  Payments of Loans Payable - Related Parties                             (29,713)                     -
                                                                     ------------              ------------

         Net Cash Provided by Financing Activities                      1,404,895                   504,580
                                                                     ------------              ------------

Net Increase (Decrease) in Cash                                               251                    -0-

Cash - Beginning of Period                                                -0-                            43
                                                                    -------------              ------------

Cash - End of Period                                                $         251              $         43
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







                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                   For The
                                                                               Nine Months Ended
                                                                       ------------------------------------
                                                                       February 28,            February 29,
                                                                          1997                    1996
                                                                       -----------             -----------

Supplemental Cash Flow Information:

  Cash Paid for Interest                                               $    3,010              $     9,455
                                                                       ==========              ===========

  Cash Paid for Income Taxes                                           $    -                  $    -
                                                                       ==========              ===========

Supplemental Disclosure of Non-Cash Financing Activities:

  Cancellation of Debt into Additional Paid-In Capital -
    Related Parties                                                    $  350,000              $
                                                                       ==========              ===========

  Issuance of Common Stock as Debt Issuance Expense                    $   24,000              $    75,000
                                                                       ==========              ===========

  Issuance of Common Stock as Payment of Debt -
    Related Parties                                                    $  350,000              $    -
                                                                       ==========              ===========

  Debt Issuance Expense as Additional Paid-In Capital                  $     -                 $    90,000
                                                                       ==========              ===========

  Effect of Reverse Acquisition - Accounts Payable Acquired            $    6,800              $    -
                                                                       ==========              ===========

  Issuance of Common Stock as Payment of Debt                          $1,182,543              $    -
                                                                       ==========              ===========

  Cancellation of Debt into Additional Paid-in Capital                 $   87,200              $    -
                                                                       ==========              ===========



The accompanying notes are an integral part of the financial statements.








                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                   (Unaudited)


NOTE 1 -          Operations and Basis of Presentation
                  ------------------------------------

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







                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                   (Unaudited)


NOTE 1 - Operations and Basis of Presentation (Continued)

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






                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                   (Unaudited)



NOTE 2 -          Debt Financings
                  ---------------

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






                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                   (Unaudited)



NOTE 3 - Stockholders' Deficit (continued)

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

                  Net Losses

                  For the quarter ended February 28, 1997, the Company incurred net losses of $580,000, compared with net losses of $229,000 for the comparable prior quarter, an increase of $351,000 or 153%. For the nine months ended February 28, 1997, the Company incurred net losses of $6,748,000, compared with $1,075,000 for the comparable prior period, an increase of $5,673,000 or 528%. An explanation of these losses is set forth below.

                  Revenues

                  For the quarter  ended  February 28, 1997,  the Company had no operating revenue, compared with operating revenue of $49,000 for the quarter ended February 29, 1996. For the nine months ended February 28, 1997, the Company had no operating revenue, compared with operating revenue of approximately $68,000 for the nine months ended February 29, 1996. The decreases in operating revenue are primarily attributable to the Company's abandonment of its software licensing and maintenance business. The Company abandoned software licensing and maintenance so that it could focus on the development of software for use in providing conversion services, including Year 2000 conversion services.








                  Software Development Expenses

                  For the quarter ended February 28, 1997, software development expenses were $128,000, compared with approximately $31,000 for the quarter ended February 29, 1996, an increase of approximately $97,000 or 313%. For the nine months ended February 28, 1997, software development expenses were approximately $602,000, compared with approximately $300,000 for the nine months ended February 29, 1996, an increase of approximately $302,000 or 100%. The increases in software development expenses are primarily attributable to the Company's shift in focus from software maintenance to the development of software for use in providing conversion services, including Year 2000 conversion services.

                  General and Administrative Expenses

                  For the quarter ended February 28, 1997, general and administrative expenses were approximately $398,000, compared with approximately $170,000 for the three months ended February 29, 1996, an increase of $228,000 or approximately 134%. This increase in general and administrative expenses was primarily attributable to increased professional fees and salaries and related expenses. For the nine months ended February 28, 1997, general and administrative expenses were $5,904,000, compared with $687,000 for the nine months ended February 29, 1996, an increase of approximately $5,217,000 or 759%. This increase in general and administrative expenses was primarily attributable to an increase in non-cash charges of approximately $4,900,000, related to the issuance of common stock to consultants for services rendered, and increased professional fees and salaries and related expenses.

                  Depreciation and Amortization Expense

                  For the quarter ended February 28, 1997, depreciation and amortization expense was approximately $29,000, compared with $45,000 for the comparable prior period, a decrease of $16,000 or 36%. This decrease is attributable primarily to the full amortization of certain debt issuance expenses. For the nine months ended February 28, 1997, depreciation and amortization expense was approximately $112,000, compared with $51,000 for the comparable prior period, an increase of $61,000 or 120%. This increase is attributable primarily to the amortization of debt issuance expense incurred in connection with obtaining debt financing, offset by a reduction in depreciation expense of $8,000.

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

                  The Company's cash balances were approximately $251 at February 28, 1997, compared with no cash at May 31, 1996. The Company had a working capital deficit of approximately $1,147,000 at February 28, 1997, compared with a working capital deficit of approximately $1,621,000 at May 31, 1996, a decrease in the working capital deficit of approximately $474,000 or 29%. This decrease in the working capital deficit is primarily attributable to a decrease in indebtedness to a related party in the amount of $730,000, $700,000 of which was satisfied through the issuance of common stock, and a decrease in accounts payable and accrued liabilities of approximately $54,000, offset by an increase in borrowings in the amount of $225,000 and a decrease in current assets of $86,000, consisting primarily of a reduction of debt issuance expense due to amortization.

                  To remedy the working capital deficit, the Company is actively seeking to raise capital through a private offering of equity and or debt securities and has increased its marketing efforts, including establishing strategic alliances, in order to have its services marketed to a wide range of customers. Since February 28, 1997, the Company has, through the private sale of debt and equity securities, raised approximately $2.1 million, which the Company has been using to fund its continuing operations. There can be no assurance that the Company will in the future be able to raise sufficient funds to continue its operations. Nor can there be any assurance that the Company will be able to internally generate sufficient funds to continue its operations. The failure of the Company to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on the Company, its business and the price of its stock. The issuance of additional equity securities or rights to acquire equity securities will dilute the interest of the current stockholders of the Company.

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

         Not applicable.

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

3.1 Articles of Incorporation of the registrant, as amended. (1)

3.2 By-Laws of the registrant, filed as Exhibit 3.B to the Registrant's Registration Statement on Form S-18, File No. 33-22900-FW, and incorporated herein by reference.








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

10.6 Consulting Agreement between The Canter Corporation and the Registrant dated August 20, 1996. (1)

10.7                      Registrant's 1996 Non-Qualified Stock Option Plan. (1)

10.8                      Registrant's 1997 Non-Qualified Stock Option Plan. (1)

10.9                      Consulting   Agreement   between  the  Registrant  and
                          Innovative Research Associates, Inc. (1)

27                        Financial Data Schedule

(b)  Reports on Form 8-K

         The following Current Reports on Form 8-K were filed during the quarter ended February 28, 1997: on January 3, 1997, the Registrant filed a Current Report on form 8-K, dated November 22, 1996, which reported a Change in Certifying Accountant (Item (4)); on February 5, 1997, the Registrant filed a Current Report on Form 8-K, dated January 31, 1997, which reported a Change in Certifying Accountant (Item (4)); and, on February 7, 1997, and the Registrant filed a Current Report on form 8K/A-1, dated January 31, 1997, which amended the Current Report on Form 8-K dated January 31, 1997 that previously reported a Change in Certifying Accountant.

--------------------------------
 (1)Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by this reference.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             CONSYGEN, INC.


Date:  July 3, 1997                          By:   /s/Ronald I. Bishop
     -------------------------------               -----------------------------
                                                     Ronald I. Bishop, President
                                                     and Chief Executive Officer




Date:  July 3, 1997                          By:   /s/Kenneth Harvey
     -------------------------------               -----------------------------
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