Form 10-K
period 1997-05-31
CONSYGEN INC
filed 1997-08-29
CIK 844008

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
            (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
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

       Registrant's telephone number, including area code: (602) 496-4545

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
       N/A
-----------------------------         ------------------------------------------
-----------------------------         ------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.003
                          -----------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board as of August 25, 1997, was approximately $53,000,000. The number of shares of common stock outstanding at that date was 13,909,831 shares, $.003 par value.

Documents Incorporated By Reference
-----------------------------------
                                                           Part     Item
                                                           ----     ----

1.  ConSyGen, Inc. Definitive Proxy Statement with
    respect to its Annual Meeting of Stockholders
    to be held on November 20, 1997.                       III      10,11,12,13






                                     PART I

                                 CONSYGEN, INC.

ITEM  1.  BUSINESS

         Overview

         ConSyGen, Inc., a Texas corporation ("ConSyGen-Texas'), was incorporated on September 28, 1988 as C-Square Ventures, Inc. ConSyGen-Texas was formed for the purpose of obtaining capital in order to take advantage of domestic and foreign business opportunities which may have profit potential. On March 16, 1989, ConSyGen-Texas (then C Square Ventures, Inc.)
completed an initial public offering.

         Acquisition of ConSyGen, Inc.

         ConSyGen-Texas entered into an agreement, dated as of August 28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). Immediately prior to the acquisition transaction, ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. ConSyGen-Texas closed the acquisition of ConSyGen-Arizona on September 5, 1996. As a result of the acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company.

         In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona, in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. Upon the closing of the acquisition, ConSyGen-Texas issued an additional 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, ConSyGen-Texas issued 150,000 shares of common stock to a consultant for services to be rendered. Following the closing of the acquisition, ConSyGen-Arizona's stockholders held a larger portion of the voting rights of ConSyGen-Texas than was held after the acquisition by the persons who were ConSyGen-Texas stockholders prior to the acquisition (approximately 69% at closing). In connection with the acquisition, outstanding options to purchase 1,275,000 shares of ConSyGen-Arizona's common stock granted under its Non-Qualified Stock Option Plan were terminated and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan and issued options to purchase 1,275,000 shares of common stock at an exercise price of $1.00 per share. In addition, ConSyGen-Arizona terminated warrants to purchase 1,000,000 shares of its common stock in connection with the acquisition, and ConSyGen-Texas reserved for issuance replacement warrants to purchase 1,000,000 shares of its common stock at an exercise price of $5.00 per share.

         ConSyGen-Texas and its wholly-owned subsidiary, ConSyGen-Arizona, are hereafter collectively referred to as the "Company".

         Recent Financings

         In 1996, prior to the acquisition, ConSyGen-Arizona raised approximately $1,200,000 in a private placement of debt. The debt bore interest at a rate of 10% per annum, was unsecured, and was to be repaid in one year. As additional consideration to the lenders, ConSyGen-Arizona agreed to issue warrants to purchase an aggregate of 1,000,000 shares of ConSyGen-Arizona's common stock at an exercise price of $5.00 per share. The warrants were to become exercisable one year from the date of the loan, had a term of two years and were callable upon 60 days notice. As described above, in connection with ConSyGen-Texas' acquisition of ConSyGen-Arizona, ConSyGen-Arizona terminated these warrants and ConSyGen-Texas reserved for issuance new warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock on the same terms and conditions. Following the loan transaction, on September 5, 1996, ConSyGen-Texas agreed to issue an aggregate of 200,000 shares of its common stock in cancellation of ConSyGen-Arizona's debt in the amount of approximately $1,200,000 and certain other indebtedness.








         In March 1997, ConSyGen-Texas raised $1,000,000 before deducting finder's fees of $100,000 through a private placement of convertible notes (the "Notes") in the principal amount of $1,000,000. The Notes are unsecured, bear interest at the rate of 6% per annum, are payable in March 2000, and are convertible into common stock of ConSyGen-Texas. The principal amount of the Notes is convertible into common stock of ConSyGen-Texas at a rate equal to the lesser of (1) $10.85 per share or (2) that price which is equal to 70% of the average closing bid price of the common stock for the five trading days preceding the date of conversion.

         In June 1997, the Company raised approximately $1,080,000, before deducting a finder's fee of approximately $80,000, through the private placement of 120,000 shares of common stock at a price of $9.00 per share.

         In late August 1997, the Company accepted subscriptions to purchase an aggregate 100,000 shares of Common Stock for aggregate consideration of $504,000 (net of finders fees). The Company expects to receive the proceeds of these subscriptions ($504,000) in early September, 1997.

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

         ConSyGen-Arizona is currently engaged in the business of rendering automated software conversion services, although it did not generate significant operating revenue from its conversion business during fiscal 1997. ConSyGen-Arizona uses its proprietary toolsets to provide fully automated conversions of mainframe hardware applications to open systems and to convert software so that it is Year 2000 compliant.

         The Company's products currently consist of the ConSyGen Conversion toolset and the ConSyGen 2000 toolset. The ConSyGen Conversion toolset can be used to enhance existing applications or to automatically migrate applications to a client/server environment. The ConSyGen Conversion toolset also has the capability for full replacement of all data storages to enhanced data storages (e.g. relational data bases). For example, the Company can automatically convert software running on older BULL, IBM, Unisys, etc., mainframes so that it can run on the new client/server platforms (often called downsizing). The Company's ConSyGen 2000 toolset is a fully-automated toolset that automatically corrects dates in both source code and data to be compliant for the Year 2000 and beyond. The ConSyGen 2000 toolset is employed in executing the assessment and correction phases of Year 2000 compliance.

         Sales, Marketing and Distribution

         The Company markets its products and services to a wide range of business and governmental organizations. The Company's sales and marketing efforts are implemented through its direct sales force, supported by promotion through trade articles and trade shows that address the software maintenance market, its independent sales representative program, and arrangements with system integrators that provide computer related services to end-users.

         The Company seeks to distribute its services through direct sales, independent sales representatives, and system integrators that provide computer related services to end-users, including year 2000 compliance services. In general, under the arrangements with systems integrators, the integrator will contract with the Company to provide conversion services, including year 2000 correction services to the integrator's customers. The Company believes that this approach affords it the opportunity to have its services marketed to a wide range of potential customers. The Company has entered into such arrangements with several major corporations, including Unisys, Strategia Corporation, Agiss Software Corporation, SCB Computer Technology, and Millennium Enterprises. In addition, the Company has implemented an independent sales representative program, under which the Company engages individuals on a non-exclusive basis to refer conversion business to the Company, including year 2000 conversions. The Company intends to enter into additional distribution and/or marketing arrangements, particularly with service providers or strategic systems integrators, for its software products.










         Competition

         The market for The Company's software products and solutions, including its solutions for the year 2000 problem and client/server migration, is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. The Company's principal competitors in the software tools market include CCD Online, Progeni, Forecross, and Alydaar.

         The Company believes that the principal factors affecting competition in the software tools market include product performance and reliability, product functionality, ability to respond to changing customer needs, ease of use, training, quality of support and price. The primary competitive factors in the solutions markets, including the year 2000 compliance market, are price, service, the expertise and experience of the service personnel and the ability of such personnel to provide solutions to application problems. Other than technical expertise and, with respect to the year 2000 compliance market, the limited time available until the year 2000 arrives, there are no significant proprietary or other barriers to entry that could prevent potential competitors from developing or acquiring similar tools or providing competing solutions in the Company's market.

         The Company's ability to compete successfully in the sale of its conversion services will depend in large part upon its ability to attract new customers, enhance its product and respond effectively to continuing technological change by developing new products and solutions. The Company believes that its tools will enable it to compete effectively with other service providers/tool vendors for the year 2000 market and the systems migration market. The Company believes that its primary competitive advantages are cost, performance, including speed and accuracy, and support.

         Research and Development

         The Company plans to continue to expend a significant portion of its available funds on research and development to enhance the functionality and performance of its ConSyGen Conversion and ConSyGen 2000 toolsets. The Company's development of new products has been accomplished primarily with in-house development personnel and resources.

         As of May 31, 1997, the Company had 13 employees engaged in product development. Since May 31, 1997, the Company has hired four additional persons to perform research and development. All of the Company's research and development employees are located at the Company's Phoenix, Arizona headquarters. In addition to developing new products, the Company seeks to continually improve its existing products.

         During the five (5) months ended May 31, 1997 and the years ended December 31, 1996, 1995 and 1994, research and development expenditures were $335,000, $740,000, $492,000 and $558,000, respectively.

         Employees

         The Company had 20 employees as of May 31, 1997, including two in sales and marketing, 13 in research, development and support, and five in corporate operations and administration. Since May 31, 1997, the Company has hired four additional persons to perform research and development. In light of the Company's plans for expansion and growth in order to capture a significant share of the year 2000 compliance market, the future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for talented software developers, service consultants and sales and marketing personnel. None of the Company's employees is represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

         Executive Officers

         Information concerning the Executive Officers of the Company is as follows. Executive Officers are elected annually by and serve at the pleasure of the Board of Directors.

         Robert L. Stewart (age 78) Mr. Stewart is the Chairman of the Board of ConSyGen-Texas and ConSyGen-Arizona. He has served in this capacity at ConSyGen-Texas since its acquisition of ConSyGen-Arizona and at ConSyGen-Arizona since 1980. Mr. Stewart previously served as President and Chief Executive Officer of ConSyGen-Arizona from 1980 until January 15, 1997 and as President and Chief Executive Officer of ConSyGen-Texas from the time of the acquisition until January 15, 1997.









         Ronald I. Bishop (age 60) Mr. Bishop has served as President, Chief Executive Officer and a member of the Board of Directors of ConSyGen-Texas and ConSyGen-Arizona since January 15, 1997. From September, 1986 to January 1, 1995, Mr. Bishop served as Vice President and Director of Operations of Motorola Computer Group for Asia, and from January 2, 1995 to January 3, 1997, he served as Vice President and Director of Operations for Motorola Computer Group for South America.

         Leslie F. Stewart (age 43) Mr. Stewart is the Secretary and a member of the Board of Directors of ConSyGen-Texas and ConSyGen-Arizona. He has served in these capacities at ConSyGen-Texas since its acquisition of ConSyGen-Arizona and at ConSyGen-Arizona since 1985. Mr. Stewart is Robert L. Stewart's son.

         Jeffrey R. Richards (age 56) Mr. Richards is Executive Vice President of ConSyGen-Texas and ConSyGen-Arizona. He has served as Executive Vice President of ConSyGen-Texas since its acquisition of ConSyGen-Arizona. Mr. Richards served as a member of the Board of Directors of ConSyGen-Arizona from June, 1996 to January, 1997, and has served as Executive Vice President since September, 1995.

ITEM  2.   PROPERTIES

         The Company's principal administrative, research and development, customer support and marketing facilities are located in approximately 5,000 square feet of space in Phoenix, Arizona. The Company occupies these premises under a lease agreement expiring October 31, 1998. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

         The National Association of Securities Dealers, Inc. ("NASD") in December 1996 advised the Company that it is conducting a routine review of trading in ConSyGen-Texas' common stock following the acquisition of ConSyGen-Arizona. The NASD made a written inquiry of the Company, to which the Company responded in writing in January 1997. The NASD made inquiry with respect to, among other things, a private placement by ConSyGen-Arizona, the acquisition of ConSyGen-Arizona by ConSyGen-Texas, and the issuance of common stock by the Company during 1996. The NASD has not yet responded in writing to the Company's written response. Although it is not possible to determine the outcome of this review, the outcome could have a material adverse effect on the Company and the price of and trading market for the Company's common stock.

ITEM  4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Recent Sales of Unregistered Securities

         On March 3, 1997, the Company issued options to purchase an aggregate 405,000 shares of common stock of the Company to employees of the Company in consideration for services.

         None of the foregoing options were registered under the Securities Act of 1933, as amended (the "Act"). To the extent that the issuance of the options constituted "sales" within the meaning of the Act, the securities issued in such transactions were not registered under the Act in reliance upon the exemption from registration set forth in Section 4(2) thereof, relating to sales by an issuer not involving any public offering. Each of the foregoing transactions, to the extent constituting "sales" within the meaning of the Act, were exempt under
Section 4(2) thereof based on the following facts: to the knowledge of the issuer, there was no general solicitation, there were a limited number of purchasers, the purchasers were provided with or had access to information about the issuer, and the purchasers were sophisticated about business and financial matters.

         On March 20, 1997, ConSyGen-Texas raised $1,000,000, before deducting finder's fees of $100,000, through a private placement of convertible notes (the "Notes") in the principal amount of $1,000,000. The Notes were sold in a transaction exempt from Section 5 of the Act, pursuant to Rule 506 of Regulation D promulgated thereunder ("Rule 506"). The Notes were sold exclusively to "accredited investors", within the meaning of Regulation D, and there was no general solicitation.











         In June 2, 1997, the Company raised $1,080,000, before deducting a finder's fee of approximately $75,000, through the private sale of 120,000 shares of common stock at a price of $9.00 per share. The shares of Common Stock were sold in a transaction exempt from Section 5 of the Act, pursuant to Rule
506. The shares were sold exclusively to "accredited investors" and there was no general solicitation.

         Record Holders

         As of August 26, 1997, there were 338 record holders. This number does not include those stockholders holding stock in "nominee" or "street" name.

         Market Information

         The Company's Common Stock has been quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board since September 1997. Prior to September 1996, there was no trading market for the Company's Common Stock. Accordingly, no quotations were available during fiscal 1996 or the first quarter of fiscal 1997. The following over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. There is a limited trading market for the Company's Common Stock.

                  ---------------------- ------------------------------------ ----------------------------------------
                                               Year Ended May 31, 1997                Year Ended May 31, 1996
                  ---------------------- ------------------------------------ ----------------------------------------
                                                     Quoted Bid                             Quoted Bid
                  ---------------------- ------------------------------------ ----------------------------------------
                                              High               Low                High                 Low
                  ---------------------- ---------------- ------------------- ------------------ ---------------------
                  First Quarter               $ --               $ --               $ --                 $ --
                  ---------------------- ---------------- ------------------- ------------------ ---------------------
                  Second Quarter               16.25             3.50                 --                   --
                  ---------------------- ---------------- ------------------- ------------------ ---------------------
                  Third Quarter                13.25             6.50                 --                   --
                  ---------------------- ---------------- ------------------- ------------------ ---------------------
                  Fourth Quarter               13.125            8.50                 --                   --
                  ---------------------- ---------------- ------------------- ------------------ ---------------------

         Dividends

         It is the Company's current policy to retain any future earnings to finance the continuing development of its business. The company has not paid any dividends since the initial public offering of its stock.


ITEM  6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial information and should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.


                  -------------------------------- -------------------- ---------------------------------------------------
                                                     Five Months Ended               Years Ended December 31
                                                          May 31               (in thousands except per share data)
                  -------------------------------- -------------------- ---------------------------------------------------

                                                          1997             1996     1995       1994      1993      1992
                                                                           ----     ----       ----      ----      ----
                  -------------------------------- -------------------- ----------- ---------- --------- --------- --------
                  INCOME STATEMENT DATA:
                  -------------------------------- -------------------- ----------- ---------- --------- --------- --------
                  Revenues                               $20            $44         $329       $790      $854      $819
                                                                                               ----      ----      ----
                  -------------------------------- -------------------- ----------- ---------- --------- --------- --------
                  Net Loss                               (1648)         (6621)      (1120)     (655)     (595)     (50)
                                                                                               -----     -----     ----
                  -------------------------------- -------------------- ----------- ---------- --------- --------- --------
                  Net Loss per Common Share              (.12)          (.70)       (.18)      (.11)     (.17)     (.05)
                                                                                               -----     -----     -----
                  -------------------------------- -------------------- ----------- ---------- --------- --------- --------


                  -------------------------------- -------------------- ----------------------------------------------------
                                                       Year Ended                     Years Ended December 31
                                                         May 31                (in thousands except per share data)
                  -------------------------------- -------------------- ----------------------------------------------------
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                                                   1997                 1996        1995       1994      1993     1992
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  BALANCE SHEET DATA:
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  Cash and Cash Equivalents        $21                  $83         $3         $14       $1       --
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  Working Capital Deficit          (857)                (820)       (1460)     (795)     (3363)   (6853)
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  Total Assets                     211                  222         173        64        230      423
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  Long-Term Debt                   1000                 --          --         --        --       --
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------
                  Stockholders' Deficit            (1720)               (742)       (1392)     (779)     (3325)   (6819)
                  -------------------------------- -------------------- ----------- ---------- --------- -------- ----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Acquisition of ConSyGen, Inc.

         ConSyGen-Texas entered into an agreement, dated as of August 28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). Immediately prior to the acquisition transaction, ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. ConSyGen-Texas closed the acquisition of ConSyGen-Arizona on September 5, 1996. As a result of the acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company.

         In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona, in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. Upon the closing of the acquisition, ConSyGen-Texas issued an additional 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, ConSyGen-Texas issued 150,000 shares of common stock to a consultant for services to be rendered. Following the closing of the acquisition, ConSyGen-Arizona's stockholders held a larger portion of the voting rights of ConSyGen-Texas than was held after the acquisition by the persons who were ConSyGen-Texas stockholders prior to the acquisition (approximately 69% at closing). In connection with the acquisition, outstanding options to purchase 1,275,000 shares of ConSyGen-Arizona's common stock granted under its Non-Qualified Stock Option Plan were terminated and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan and issued options to purchase 1,275,000 shares of common stock at an exercise price of $1.00 per share. In addition, ConSyGen-Arizona terminated warrants to purchase 1,000,000 shares of its common stock in connection with the acquisition, and ConSyGen-Texas reserved for issuance replacement warrants to purchase 1,000,000 shares of its common stock at an exercise price of $5.00 per share.

         ConSyGen-Texas and its wholly-owned subsidiary, ConSyGen-Arizona, are hereafter collectively referred to as the "Company".

         Recent Financings

         In 1996, prior to the acquisition, ConSyGen-Arizona raised approximately $1,200,000 in a private placement of debt. The debt bore interest at a rate of 10% per annum, was unsecured, and was to be repaid in one year. As additional consideration to the lenders, ConSyGen-Arizona agreed to issue warrants to purchase an aggregate of 1,000,000 shares of ConSyGen-Arizona's common stock at an exercise price of $5.00 per share. The warrants were to become exercisable one year from the date of the loan, had a term of two years and were callable upon 60 days notice. As described above, in connection with ConSyGen-Texas' acquisition of ConSyGen-Arizona, ConSyGen-Arizona terminated these warrants and ConSyGen-Texas reserved for issuance new warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock on the same terms and conditions. Following the loan transaction, on September 5, 1996, ConSyGen-Texas agreed to issue an aggregate of 200,000 shares of its common stock in cancellation of ConSyGen-Arizona's debt in the amount of approximately $1,200,000 and certain other indebtedness.

         In March 1997, ConSyGen-Texas raised $1,000,000 before deducting finder's fees of $100,000 through a private placement of convertible notes (the "Notes") in the principal amount of $1,000,000. The Notes are unsecured, bear interest at the rate of 6% per annum, are payable in March 2000, and are convertible into common stock of ConSyGen-Texas. The principal amount of the Notes is convertible into common stock of ConSyGen-Texas at a rate equal to the lesser of (1) $10.85 per share or (2) that price which is equal to 70% of the average closing bid price of the common stock for the five trading days preceding the date of conversion.

         In June 1997, the Company raised approximately $1,080,000, before deducting a finder's fee of approximately $80,000, through the private placement of 120,000 shares of common stock at a price of $9.00 per share.

         In late August 1997, the Company accepted subscriptions to purchase an aggregate 100,000 shares of Common Stock for aggregate consideration of $504,000 (net of finders fees). The Company expects to receive the proceeds of these subscriptions ($504,000) in early September, 1997.

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



         ConSyGen-Arizona is currently engaged in the business of rendering automated software conversion services, although it did not generate significant operating revenue from its conversion business during fiscal 1997. ConSyGen-Arizona uses its proprietary toolsets to provide fully automated conversions of mainframe hardware applications to open systems and to convert software so that it is Year 2000 compliant. The Company's ConSyGen Conversion toolset automatically converts software to run on a different hardware platform. For example, the Company can automatically convert software running on older BULL, IBM, Unisys, etc., mainframes so that it can run on the new Client/Server platforms (often called downsizing). The company's ConSyGen 2000 toolset is a fully-automated toolset that automatically corrects dates in both source code and data to be compliant for the Year 2000 and beyond.

         Material Changes in Results of Operations

         ConSyGen Texas' fiscal year end is May 31. Effective January 1, 1997, ConSyGen-Arizona changed its fiscal year from December 31 to May 31 to coincide with the fiscal year end of its parent company, ConSyGen-Texas. Since
ConSyGen-Texas' acquisition of ConSyGen-Arizona has been accounted for as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company, only the historical operations of ConSyGen-Arizona are presented for periods through the date of acquisition. Subsequent to the acquisition date, the consolidated operations of the Company are presented. Accordingly, the financial statements presented are for the 5 month period ended May 31, 1997, and for the years ended December 31, 1996, 1995, and 1994.

         Net Losses

         For the year ended December 31, 1996, the Company incurred net losses of $6.6 million, compared with net losses of $1.1 million in 1995 and $655,000 in 1994. An explanation of these losses is set forth below.









         Revenues

         For the years ended December 31, 1996, 1995, and 1994, the Company had revenues of $44,000, $329,000 and $790,000, respectively. The decreases in operating revenue are primarily attributable to the Company's abandonment of its software licensing and maintenance business. The Company abandoned software licensing and maintenance so that it could focus on the development of software for use in providing conversion services, including Year 2000 conversion services.

         Cost of Sales

         For the years ended December 31, 1996, 1995 and 1994, cost of sales were $0, $200,000 and $213,000, respectively. The $200,000 decrease in cost of sales from 1995 to 1996 was attributable to the abandonment of the Company's software licensing and maintenance business.

         Software Development Costs

         For the years ended December 31, 1996, 1995, and 1994, software development costs were $740,000, $492,000, and $588,000, respectively. The $248,000 increase in software development costs from 1995 to 1996 was primarily attributable to the Company's shift in focus from software maintenance to the development of software for use in providing conversion services, including Year 2000 conversion services. The $96,000 decrease in software development costs from 1994 to 1995 was primarily attributable to the Company's transition from providing software maintenance services to providing conversion services, as well as limited capital resources.

         General and Administrative Expenses

         For the year ended December 31, 1996, general and administrative expenses were approximately $5,650,000, compared with approximately $594,000 for the year ended December 31, 1995, an increase of $5,056,000. This increase in general and administrative expenses was primarily attributable to an increase in non-cash charges of $4,868,000, related to the issuance of common stock to consultants for services, and increased professional fees and salaries and related expenses. General and administrative expenses of $594,000 in 1995 compared with $577,000 for the year ended December 31, 1994, an increase of approximately $17,000. This increase in general and administrative expenses was primarily attributable to an increase in non-cash charges of $300,000, related to the issuance of common stock to consultants for services, partially offset by a decrease of $283,000 in other general and administrative expenses. This decrease in other general and administrative expenses was attributable to a decrease in activity relating to the Company's transition from providing software maintenance services to providing conversion services, as well as limited capital resources.


         Depreciation and Amortization Expense

         For the year ended December 31, 1996, depreciation and amortization expense was approximately $117,000, compared with $50,000 for the year ended December 31, 1995, an increase of $67,000. This increase is attributable primarily to a $59,000 increase in amortization of debt issuance expenses incurred in connection with obtaining debt financing. Depreciation and amortization expense of $50,000 in 1995 compared with $8,000 for the year ended December 31, 1994, an increase of $42,000. This increase is attributable primarily to amortization of $40,000 of debt issuance expense incurred in connection with obtaining debt financing.

         Material  Changes  in  Financial   Condition,   Liquidity  and  Capital
Resources

         The Company is currently experiencing, and has in the past experienced, a severe working capital deficiency and has historically incurred substantial and recurring losses. At this time, the Company is not generating any significant revenue. The Company continues, however, to incur substantial costs and expenses in connection with its business operations and the development of its software. At August 29, 1997, subject to receipt of $504,000 in proceeds of subscriptions accepted by the Company in late August 1997 (as described below), the Company will need to raise additional capital within approximately two months. If the Company is unable to raise additional capital or generate significant revenue within the next two to three months, the Company will not be able to fund its continuing operations and continue as a going concern, in which case there would be a material adverse effect on the Company, its business and the price of its common stock.










         The Company's cash balances were approximately $21,000 at May 31, 1997, compared with $83,000 at December 31, 1996. The Company had a working capital deficit of approximately $857,000 at May 31, 1997, compared with a working capital deficit of approximately $820,000 at December 31, 1996, a $37,000 increase in the working capital deficit. This increase in the working capital deficit is primarily attributable to a decrease in cash in the amount of $62,000.

         To remedy the working capital deficit, the Company is actively seeking to raise capital through a private offering of equity and or debt securities and has increased its marketing efforts, including establishing strategic alliances and an independent sales representative program, in order to have its services marketed to a wide range of customers. Since May 31, 1997, the Company has, through the private sale of equity securities, raised additional equity. In early June 1997, the Company raised approximately $1,000,000, net of finders fees, through the private sale of common stock. The Company has been using these funds to fund its continuing operations. In late August 1997, the Company accepted subscriptions to purchase an aggregate 100,000 shares of Common Stock for aggregate consideration of $504,000 (net of finders fees). The Company expects to receive the proceeds of these subscriptions ($504,000) in early September, 1997. There can be no assurance that the Company will in the future be able to raise sufficient funds to continue its operations. Nor can there be any assurance that the Company will be able to internally generate sufficient funds to continue its operations. The failure of the Company to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on the Company, its business and the price of its stock. The issuance of additional equity securities or rights to acquire equity securities will dilute the interest of the current stockholders of the Company.

         As of May 31, 1997, the Company had committed to spend approximately $200,000 for capital expenditures, consisting of $170,000 for computer equipment and $30,000 for furniture and fixtures. The Company has since incurred approximately $200,000 in capital expenditures for these purposes, of which $150,000 was paid out of the Company's then available cash.

         Impact of Inflation

         Increases in the inflation rate are not expected to affect the Company's operating expenses. Although the Company has no current plans to borrow additional funds, if it were to do so at variable interest rates, any increase in interest rates would increase the Company's cost of borrowed funds.

         Seasonality

         The Company's operations are not affected by seasonal fluctuations, although the Company's cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.


ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



REPORT OF INDEPENDENT ACCOUNTANTS
----------------------------------



The Board of Directors and Stockholders
ConSyGen, Inc. (A Texas Corporation)



We have audited the accompanying consolidated balance sheet of ConSyGen, Inc. (a Texas corporation) and its subsidiary as of May 31, 1997 and December 31, 1996, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the five months ended May 31, 1997 and the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConSyGen, Inc. (a Texas corporation) and its subsidiary as of May 31, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for the five months ended May 31, 1997 and the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a working capital and stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 12 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         WOLINETZ, GOTTLIEB & LAFAZAN, P.C.



Rockville Centre, New York
July 15, 1997





                                                    CONSYGEN, INC. AND SUBSIDIARY
                                                    -----------------------------
                                                      CONSOLIDATED BALANCE SHEET
                                                      --------------------------

                                                                ASSETS
                                                                ------

                                                                                            May 31,      December 31,
                                                                                             1997           1996
                                                                                             ----           ----
Current Assets:
  Cash and Cash Equivalents                                                             $     21,483    $     83,204
  Accounts Receivable                                                                           --              --
  Debt Issuance Expense (Net of Accumulated
     Amortization of $55,556 in 1997 and $139,000 in 1996)                                    33,336          50,000
  Prepaid Expenses                                                                            18,225          10,976
                                                                                         ------------   ------------

         Total Current Assets                                                                 73,044         144,180
                                                                                         ------------   ------------

Furniture and Equipment (Net of Accumulated Depreciation
  of $112,063 in 1997 and $102,583 in 1996)                                                   72,031          72,513
                                                                                         ------------   ------------

Other Assets:
  Debt Issuance Expense - Net of Current Portion                                              61,108            --
  Other Assets                                                                                 4,596           5,283
                                                                                         ------------   ------------

         Total Other Assets                                                                   65,704           5,283
                                                                                         ------------   ------------

Total Assets                                                                            $    210,779    $    221,976
                                                                                         ============   ============

                                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Notes Payable                                                                         $    259,507    $    343,507
  Loans Payable                                                                              160,000         160,000
  Loans Payable - Related Parties                                                            139,177         143,877
  Accounts Payable                                                                            62,704          97,199
  Accrued Liabilities                                                                        308,899         219,801
                                                                                         ------------   ------------

         Total Current Liabilities                                                           930,287         964,384

Long-Term Debt                                                                             1,000,000            --
                                                                                         ------------   ------------

         Total Liabilities                                                                 1,930,287         964,384
                                                                                         ------------   ------------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock, $.003 Par Value, 16,666,666 Shares
    Authorized, Issued and Outstanding 13,796,231 Shares
    in 1997 and 13,686,231 Shares in 1996                                                     41,389          41,059
  Additional Paid-In Capital                                                              17,108,689      16,438,365
  Accumulated Deficit                                                                    (18,869,586)    (17,221,832)
                                                                                        ------------    ------------
         Total Stockholders' Deficit                                                      (1,719,508)      ( 742,408)
                                                                                        ------------    ------------

Total Liabilities and Stockholders' Deficit                                             $    210,779    $    221,976
                                                                                        ============    ============

The accompanying notes are an integral part of the financial statements








                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------



                                                           For The
                                                         Five Months
                                                            Ended                  For The Year Ended
                                                           May 31,                     December 31,
                                                       -------------   -------------------------------------------
                                                            1997            1996           1995           1994
                                                       -------------   ------------     ------------    -----------

Revenues                                               $      20,000   $     43,552     $    328,546    $   790,466
                                                       -------------   ------------     ------------    -----------


Costs and Expenses:
  Cost of Sales                                                --              --            199,561        213,068
  Software Development                                       334,868         740,000         492,399        587,552
  General and Administrative Expenses                      1,211,502       5,650,179         593,710        576,981
  Interest Expense                                            56,348         157,210         112,779         59,788
  Depreciation and Amortization                               65,036         117,231          50,494          8,215
                                                        ------------    ------------    ------------    -----------

         Total Costs and  Expenses                         1,667,754       6,664,620       1,448,943      1,445,604
                                                        ------------    ------------    ------------    -----------

Net Loss                                                $ (1,647,754)   $ (6,621,068)   $ (1,120,397)   $  (655,138)
                                                        ============    ============    ============    ===========

Weighted Average Common Shares
  Outstanding                                             13,700,231       9,438,062       6,116,661      5,958,327
                                                        ============    ============    ============    ===========

Net Loss Per Common Share                               $       (.12)   $       (.70)   $       (.18)  $       (.11)
                                                        ============    ============    ============    ===========



The accompanying notes are an integral part of the financial statements.










                          CONSYGEN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE PERIOD JANUARY 1, 1994 THROUGH MAY 31, 1997








                                                Common Stock            Additional                       Total
                                            -------------------          Paid-In     Accumulated    Stockholders'
                                            Shares       Amount         Capital        Deficit          Deficit
                                            ------       ------         -------        -------          -------
Balance - January 1, 1994                 5,499,994   $     16,500   $  5,483,500   $ (8,825,229)   $ (3,325,229)

  Issuance of ConSyGen-Arizona
    Common Stock as Payment of Debt         500,000          1,500        498,500           --           500,000

  Debt Cancellation by Related Party           --             --        2,680,210           --         2,680,210

  Interest on Loans                            --             --           21,493           --            21,493

  Net Loss                                     --             --             --       (  655,138)     (  655,138)
                                        ------------   ------------    ------------    ------------   ------------

Balance - December 31, 1994               5,999,994         18,000      8,683,703     (9,480,367)     (  778,664)

  Issuance of ConSyGen-Arizona
    Common Stock for Services               700,000          2,100        347,900           --           350,000

  Interest on Loans                            --              --          67,016           --            67,016

  Debt Issuance Expense                        --             --           90,000           --            90,000

  Net Loss                                     --             --             --       (1,120,397)     (1,120,397)
                                        ------------   ------------    ------------    ------------   ------------

Balance - December 31, 1995
  (Carried Forward)                       6,699,994         20,100      9,188,619    (10,600,764)     (1,392,045)
                                        ------------   ------------    ------------  ------------    ------------



The accompanying notes are an integral part of the financial statements.









                          CONSYGEN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE PERIOD JANUARY 1, 1994 THROUGH MAY 31, 1997
                                   (Continued)







                                                Common Stock           Additional                       Total
                                            -------------------         Paid-In      Accumulated     Stockholders'
                                            Shares       Amount         Capital        Deficit          Deficit
                                            ------       ------         -------        -------          -------
Balance - December 31, 1995
  (Brought Forward)                        6,699,994   $     20,100   $  9,188,619   $(10,600,764)    $(1,392,045)

  Issuance of ConSyGen-Arizona
     Common Stock for Services                98,000            294         48,706           --            49,000

  Issuance of ConSyGen-Arizona
    Common Stock as Payment of Debt          700,000          2,100        347,900           --           350,000

  Donated Capital - Debt Cancellation
     by Stockholder                             --             --          350,000           --           350,000

  Issuance of ConSyGen-Arizona
    Common Stock for Services              1,777,006          5,331        883,172           --           888,503

  Interest on Loans                             --             --           90,802           --            90,802


  Effect of Reverse Acquisition              111,231            334         (7,134)          --            (6,800)

  Issuance of Common Stock
     for Services                          4,126,352         12,379      4,267,078           --         4,279,457

  Issuance of Common Stock as
    Payment of Debt                          173,648            521      1,182,022           --         1,182,543

  Donated Capital - Debt Cancellation           --             --           87,200           --            87,200

  Net Loss                                      --             --             --       (6,621,068)     (6,621,068)
                                         -----------   ------------    -----------   ------------    ------------

Balance - December 31, 1996               13,686,231         41,059     16,438,365    (17,221,832)     (  742,408)

  Interest on Loans                             --             --           14,404           --            14,404

  Issuance of Common Stock
    for Services                             110,000            330        655,920           --           656,250

  Net Loss                                      --             --             --       (1,647,754)   (  1,647,754)
                                         -----------   ------------    -----------   ------------    ------------

Balance - May 31, 1997                    13,796,231   $     41,389   $ 17,108,689   $(18,869,586)   $ (1,719,508)
                                        ============   ============   ============   ============    ============


The accompanying notes are an integral part of the financial statements.






                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                       For The
                                                     Five Months
                                                        Ended                  For The Year Ended
                                                       May 31,                     December 31,
                                                   -------------   ------------------------------------------
                                                       1997            1996           1995           1994
                                                   -------------   ------------   ------------    -----------
Cash Flows From Operating Activities:
  Net Loss                                          $(1,647,754)   $(6,621,068)   $(1,120,397)   $  (655,138)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided (Used) by Operating Activities:
     Depreciation                                         9,480         18,231         10,494          8,215
     Stock Issued for Services                          656,250      5,167,961        300,000           --
     Change in Allowance for Doubtful Accounts             --             --          (15,910)          --
     Loss on Abandonment                                   --             --             --           29,016
     Amortization of Debt Issuance Expense               55,556         99,000         40,000           --
     Loan Interest - Additional Paid-In  Capital         14,404         90,802         67,016         21,493
     Changes in Operating Assets and Liabilities:
     Accounts Receivable                                   --            1,876         35,381        149,164
     Prepaid Expenses and Other Assets                   (6,562)        (9,470)        11,502          2,497
     Accounts Payable                                   (34,495)       (26,802)        13,603          9,934
     Accrued Liabilities                                 89,098         43,905         90,658         83,357
     Deferred Revenues                                     --           (7,386)        (1,215)         8,601
                                                    -----------    -----------    -----------    -----------

         Net Cash  (Used) by Operating
             Activities                                (864,023)    (1,242,951)      (568,868)      (342,861)
                                                    -----------    -----------    -----------    -----------

Cash Flows From Investing Activities:
  Purchases of Furniture and Equipment                   (8,998)       (30,227)       (60,927)        (9,594)
                                                    -----------    -----------    -----------    -----------


         Net Cash (Used) by Investing Activities         (8,998)       (30,227)       (60,927)        (9,594)
                                                    -----------    -----------    -----------    -----------


Cash Flows From Financing Activities:
  Proceeds of Debt Financings                         1,000,000      1,123,700           --             --
  Proceeds of Loans and Notes Payable                      --          305,396        212,492         50,000
  Payments of Loans and Notes Payable                   (84,000)       (50,000)        (3,200)        (8,700)
  Proceeds of Loans Payable - Related Parties              --           11,271        433,407        324,802
  Payments of Loans Payable - Related Parties            (4,700)       (37,404)       (23,351)       (87,175)
  Repayment of Loans Receivable - Related Parties          --             --             --           86,167
  Payments for Debt Issuance Expense                   (100,000)          --             --             --
                                                    -----------    -----------    -----------    -----------
         Net Cash Provided  by Financing
             Activities                                 811,300      1,352,963        619,348        365,094
                                                    -----------    -----------    -----------    -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                      (61,721)        79,785        (10,447)        12,639

Cash and Cash Equivalents - Beginning of Period          83,204          3,419         13,866          1,227
                                                    -----------    -----------    -----------    -----------

Cash and Cash Equivalents - End of Period           $    21,483    $    83,204    $     3,419    $    13,866
                                                    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.








                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)




                                                         For The
                                                       Five Months
                                                         Ended                  For The Year Ended
                                                         May 31,                     December 31,
                                                     -------------   ------------------------------------------
                                                         1997            1996           1995           1994
                                                     -------------   ------------   ------------    -----------

Supplemental Cash Flow Information:

  Cash Paid for Interest                             $         182   $      3,300     $    24,491    $    14,919
                                                     =============   ============     ===========    ===========

  Cash Paid for Income Taxes                         $     -         $     -          $     -        $    -
                                                     =============   ============     ===========    ===========
Supplemental Disclosure of Non-Cash Financing
  Activities:

  Cancellation of Debt  into  Additional
     Paid-In Capital - Related Parties               $     -         $    350,000      $     -       $ 2,680,210
                                                     =============   ============      ==========    ===========

  Issuance of Common Stock as Debt Issuance
    Expense                                          $     -         $     49,000      $   50,000    $    -
                                                     =============   ============      ===========   ===========

  Issuance of Common Stock  as  Payment of
    Debt - Related Parties                           $     -         $    350,000      $     -        $  500,000
                                                     =============   ============      ===========    ==========

  Debt Issuance Expense  as  Additional Paid-In
    Capital                                          $     -         $     -           $    90,000    $   -
                                                     =============   ============      ===========    ==========

  Effect of Reverse Acquisition - Accounts
    Payable Acquired                                 $    -          $      6,800      $    -         $    -
                                                     =============   ============      ===========    ==========

  Issuance of Common Stock as Payment of Debt        $    -          $  1,182,543      $    -         $    -
                                                     ============    ============      ===========    ==========

  Cancellation of Debt into Additional Paid-In
    Capital                                          $    -          $     87,200      $    -         $    -
                                                     =============   ============      ===========    ==========



The accompanying notes are an integral part of the financial statements.








                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997


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

                  On  September  5, 1996,  ConSyGen-Texas  acquired  100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). On June 25, 1996, International Data Systems, Inc. changed its name to ConSyGen, Inc. Immediately prior to the acquisition transaction, ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. Upon the closing of the acquisition, the Company issued 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, the Company issued 150,000 shares of common stock to a consultant for services to be rendered. These 4,000,000 shares were valued at $1.00 per share, which was management's best estimate of fair market value at the time of issuance. The exchange resulted in ConSyGen-Arizona's stockholders holding a larger portion of voting rights of ConSyGen-Texas than was held after the acquisition by the persons who were ConSyGen-Texas stockholders prior to the acquisition (approximately 69% at closing). In connection with the acquisition, outstanding options to purchase 1,275,000 shares of ConSyGen-Arizona's common stock granted under its Non-Qualified Stock Option Plan were terminated and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan (see Note 11). In addition, ConSyGen-Arizona terminated warrants to purchase 1,000,000 shares of its common stock in connection with the acquisition, and ConSyGen-Texas issued replacement warrants to purchase 1,000,000 shares of its common stock (see Note 11). As a result of the acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase) with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company. Consequently, only the historical operations of ConSyGen-Arizona are presented for the periods through September 5, 1996. Subsequent to the acquisition, ConSyGen-Texas changed its name to ConSyGen, Inc. (A Texas corporation).

                  ConSyGen-Texas     and     its     wholly-owned     subsidiary
ConSyGen-Arizona are hereafter collectively referred to as the "Company".

                  Description of Business

                  ConSyGen-Texas' business consists solely of the business of its wholly-owned subsidiary, ConSyGen-Arizona. The Company is currently engaged in the business of rendering automated software conversion services, including "year 2000" conversions, although it did not realize any significant operating revenue from its conversion business during fiscal 1997. Until 1995, ConSyGen-Arizona licensed its proprietary computer software used in the hotel and airline industries, and provided software maintenance services. In 1996 ConSyGen-Arizona discontinued its practice of software licensing and providing maintenance services.







                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997



NOTE 1 -          Operations and Basis of Presentation (Continued)
                  ------------------------------------

                  Basis of Presentation

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and at May 31, 1997 had a working capital deficit of approximately $857,000 and a deficiency in stockholders' equity of approximately $1,720,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining adequate financing. Management's plans in this regard include forming additional strategic alliances with computer hardware and consulting firms and implementation of an independent sales representative program (see Note 12). In addition, in June 1997 the Company raised net proceeds of approximately $1 million through the private sale of its common stock. In late August 1997, the Company accepted subscriptions to purchase an aggregate 100,000 shares of Common Stock for aggregate consideration of $504,000 (net of finders fees). The Company expects to receive the proceeds of these subscriptions ($504,000) in early September, 1997 (see Note 13). The Company intends to raise additional funds. However, the success of these planned measures cannot be determined at this time. The financial statements do not include any adjustment relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                  Fiscal Year

                  ConSyGen-Texas' fiscal year end is May 31. Effective January 1, 1997, ConSyGen-Arizona changed its fiscal year from December 31 to May 31 to coincide with the fiscal year end of its parent company, ConSyGen-Texas. Since ConSyGen-Texas' acquisition of ConSyGen-Arizona has been accounted for as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company, only the historical operations to ConSyGen-Arizona are presented for periods through the date of acquisition. Subsequent to the acquisition date, the consolidated operations of the Company are presented. Accordingly, the financial statements presented are for the five month period ended May 31, 1997 and for the years ended December 31, 1996, 1995, and 1994.


NOTE 2 - Summary of Significant Accounting Policies

                  Principles of Consolidation

                  The consolidated financial statements include the accounts of ConSyGen-Texas and its wholly-owned subsidiary, ConSyGen-Arizona. Significant intercompany accounts and transactions have been eliminated in consolidation.

                  Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.







                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997




NOTE 2 - Summary of Significant Accounting Policies (Continued)

                  Revenue Recognition

                  Revenue is recognized in accordance with Statement of Position
91-1, "Software Revenue Recognition". Accordingly, revenue from software licensing is recognized when delivery of the software has occurred, a signed noncancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue which related to insignificant obligations was deferred and was recognized as the obligations were fulfilled. Revenue in 1995 and 1994 from software license fees that were related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license was unbundled from the license fee at its fair value and was deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) was deferred and recognized straight-line over the term of the contracts. In 1996, the Company discontinued its practice of software licensing and entering into maintenance contracts. Conversion service revenue is recognized upon completion of the conversion service.


                  Cash and Cash Equivalents

                  The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

                  Furniture and Equipment

                  Furniture  and equipment is stated at cost,  less  accumulated depreciation. Deprecation is computed by both straight-line method and accelerated methods over the estimated useful lives of the related assets, which approximate five years.

                  Debt Issuance Expense

                  Costs   associated   with   the   Company's   debt   financing
transactions have been capitalized. These costs include the value of common stock issued, both by the Company or directly from a significant stockholder, as consideration for obtaining various loans. Such costs are being amortized over the terms of the related loans.

                  Research and Development

                  Research and development expenditures, including the cost of software development, are expensed as incurred.











                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997




NOTE 2 - Summary of Significant Accounting Policies (Continued)

                  Employee Stock Plans

                  The Company accounts for its stock option plans in accordance with provisions of the Accounting Principle Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company will continue to account for its employee stock option plans in accordance with the provisions of APB 25, and therefore will be required to disclose certain pro-forma information in the notes to its financial statements. SFAS 123 is not expected to have a material effect on the Company's financial condition or results of operations.

                  Fair Value of Financial Instruments

                  The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value.

                  Loss Per Share

                  Prior to the acquisition, the computation of net loss per share is based on the weighted average number of outstanding common shares of ConSyGen-Arizona. Following the acquisition, shares presented are adjusted for the effect of the reverse acquisition. Common stock equivalents have not been included in this calculation since their inclusion would be antidilutive.

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS 128). SFAS 128, which applies to entities with publicly held common stock, simplifies the standards for computing earnings per share previously required in APB Opinion No. 15, Earnings per Share, and makes them comparable to international earnings per share standards. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. Management is currently reviewing the provisions of SFAS 128, however, it does not believe that adoption of this new accounting pronouncement will have a material impact on the calculation and presentation of earnings per share.


NOTE 3 - Loans Payable - Related Parties

                   Loans payable to related parties with interest imputed at 10% per annum, are due on demand and are unsecured (see Note 9).











                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997




NOTE 4 - Notes Payable

                  Notes payable consist of the following:


                                                                                           May 31,            December 31,
                                                                                            1997                  1996
                                                                                           -------            ------------

                  Note  payable,  bearing  interest at 10% per annum,  no stated
                  maturity and  unsecured.  As additional  consideration  to the
                  lender  for  making  the  loan,  a   significant   stockholder
                  personally  transferred  to the  lender  30,000  shares of his common  stock,  valued at $1.00 per  share.  The value of such
                  shares has been  capitalized as debt issuance expense.              $     30,000          $      30,000

                  Note payable,  bearing interest at 10% per annum, due July 31,
                  1996 and unsecured. Since August 1, 1996, the Company has been in default under the terms of the Note,  and interest has been accruing at the default rate of 18% per annum.  As  additional consideration to the lender for making the loan, a significant stockholder personally transferred to the lender 60,000 shares of his common stock,  valued at $1.00 per share.  The value of such shares has been capitalized
                  as debt issuance expense.                                                100,000                100,000

                  Note payable, bearing   interest at the prime rate,   original
                  maturity  June 30, 1989 and  unsecured.                                   23,000                  23,000

















                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 31,1997




NOTE 4 - Notes Payable (Continued)

                                                                                          May 31,              December 31,
                                                                                          1997                    1996
                                                                                          ----                    ----

                  Note payable, bearing interest at 10% per annum, due on demand
                  and unsecured.                                                          23,317                   23,317

                  Note payable,  bearing  interest at 10% per annum,  payable on demand,  and  unsecured.  As additional  consideration  to the lender for making the loan,  the Company  issued 25,000 shares of its common  stock to the lender  valued at $1.00 per share.
                  The value of such shares has been capitalized as debt issuance
                  expense.                                                                25,000                   25,000

                  Note  payable,  with  interest  imputed  at 10% per  annum, no
                  stated maturity and unsecured.                                          23,190                   23,190

                  Note  payable,  with  interest  imputed  at  10% per annum, no
                  stated maturity and unsecured.                                           5,000                    5,000

                  Note  payable,  bearing  interest at 10% per annum, payable on
                  demand, and unsecured.                                                     -                     84,000

                  Note payable,  bearing  interest at 10% per annum,  payable on demand  and  unsecured.  As  additional  consideration  to the lender for making the loan,  the Company  issued 50,000 shares of its common  stock to the lender  valued at $1.00 per share.
                  The value of such shares has been capitalized as debt issuance
                  expense.                                                                30,000                   30,000
                                                                                     -----------              -----------

                                                                                       $ 259,507                 $ 343,507
                                                                                       =========                 =========






                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997



NOTE 5 - Loans Payable

                  Loans payable consist of the following:

                                                                        May 31,       December 31,
                                                                         1997            1996
                                                                         ----            ----

                  Loan payable, with interest imputed at 10% per
                  annum, due on demand and unsecured.                  $  52,000        $  52,000

                  Loan payable, non-interest bearing, due on
                  demand and unsecured.                                    8,000            8,000

                  Loan payable, with interest imputed at 10% per
                  annum, due on demand and unsecured.                    100,000          100,000
                                                                       ---------        ---------

                                                                        $160,000         $160,000
                                                                       =========        =========

NOTE 6 - Long-Term Debt

                  In March 1997, ConSyGen-Texas raised $1,000,000, before deducting finder's fees of $100,000, through a private placement of convertible notes (the "Notes") in the principal amount of $1,000,000. The Notes are unsecured, bear interest at the rate of 6% per annum, are payable in March 2000, and are convertible into common stock of ConSyGen-Texas. The principal amount of the Notes is convertible into common stock of ConSyGen-Texas at a rate equal to the lesser of (1) $10.85 per share (115% of the closing bid price of the common stock on March 21,1997); or (2) that price which is equal to 70% of the average closing bid price of the common stock for the five trading days preceding the date of conversion. ConSyGen-Texas is obligated to register the shares of common stock issuable upon conversion of the Notes, under the Securities Act of 1933, as soon as practicable after the closing date. The Notes provide that if the underlying shares are not registered within 90 days of closing, ConSyGen-Texas is obligated to pay penalties amounting to 2% of the principal amount of the Notes. In addition, the Company is obligated to pay penalties equal to 3% of the principal amount of the Notes for each subsequent month after expiration of the 90 day period during which the underlying shares are not registered under the Securities Act of 1933. At July 15, 1997, the underlying shares had not been registered under the Securities Act of 1933. ConSyGen-Texas may compel conversion of the Notes at any time after the expiration of six months after the effective date of the Registration Statement. The Notes are redeemable, at a price equal to 130% of the principal amount of the Notes, in the event that the price of ConSyGen-Texas' common stock is less than the bid price on March 21, 1997.













                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997


NOTE 7 - Commitments and Contingencies

                  Leases

                  The Company's corporate offices are leased under a noncancelable operating lease, as amended, which expires October 31, 1998. Rental expense aggregated $31,503 for the five months ended May 31, 1997, and $61,434, $49,884 and $48,144 for the years ended December 31, 1996, 1995 and
1994, respectively. Future minimum rental payments are as follows:

      Year Ending
        May 31,
        -------
         1998                                   $   87,586
         1999                                       37,090
                                               -----------
                                                 $ 124,676
                                               ===========

                  Legal Proceedings

                  From time to time, the Company may be named in legal actions which are incidental to the industry in which the Company operates. Currently, the Company is not a party to any legal proceedings.

                  NASD Review

                  The National Association of Securities Dealers, Inc. ("NASD") in December 1996 advised the Company that it is conducting a routine review of trading in ConSyGen-Texas' common stock following the acquisition of ConSyGen-Arizona. The NASD made a written inquiry of the Company, to which the Company responded in writing in January 1997. The NASD made inquiry with respect to, among other things, a private placement by ConSyGen-Arizona, the acquisition of ConSyGen-Arizona by ConSyGen-Texas, and issuance of common stock by the Company during 1996. The NASD has not yet responded in writing to the Company's written response. Although it is not possible to determine the outcome of this review, the outcome could have a material adverse effect on the Company and the price of and trading market for the Company's common stock.


NOTE 8 - Income Taxes

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards, No. 109, "Accounting for Income Taxes". Deferred income taxes are provided with respect to differences between results of operations for financial reporting purposes and income tax purposes. For the five months ended May 31, 1997, and the years ended December 31, 1996, 1995 and 1994, the Company generated net operating losses.

                  Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when those differences are expected to reverse. Effective May 31, 1997, the Company will file its federal corporation income tax return on a consolidated basis. As of May 31, 1997, the Company had a net operating loss carryforward (NOLC) for federal income tax purposes of approximately $16,000,000, which begins to expire in 1998. Pursuant to Section 382 of the Internal Revenue Code, due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to an annual limitation.








                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997





NOTE 8 - Income Taxes (Continued)

                  For income tax purposes, the NOLC may be used by the Company to offset future taxable income. However, due to the Company's historical operating results, the Company has placed a 100% valuation reserve on the NOLC. The following table sets forth the components of deferred taxes at:

                                            May 31,     December 31,
                                             1997               1996
                                             ----               ----
    Deferred Tax Assets                $      -          $     10,000
    Net Operating Loss Carryforwards      6,000,000         5,880,000
    Less:  Valuation Reserve             (6,000,000)       (5,890,000)
                                       ------------      ------------
                                       $     -0-         $     -0-
                                       =============     ============


                  Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:


                                         Five Months Ended      Year Ended
                                            May 31, 1997     December 31, 1996
                                            ------------     -----------------

    Computed "expected" tax benefit         $   337,000      $  2,251,000
    Decrease in tax benefit resulting
      from:
        Net operating loss for which no
          benefit is currently available     (  337,000)       (2,251,000)
                                           ------------      ------------
                                           $    -0-          $     -0-
                                           ============      ============


NOTE 9 - Related Party Transactions

                  A significant shareholder, who is also an officer and director of the Company, and his relatives and affiliates have advanced funds to the Company on an as needed basis. As of May 31, 1997 and December 31, 1996, such shareholder and relatives had outstanding advances of $139,177 and $143,877 (see Notes 3 and 10). In May 1997, in connection with the significant stockholder's private sale of 300,000 shares of common stock of the Company to certain individuals, the Company agreed to use its best efforts to register such shares for resale by such individuals under the Securities Act of 1933 within 120 days of the closing of the sale.













                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997



NOTE 10 -         Stockholders' Deficit

                  In February 1994, ConSyGen-Arizona converted $500,000 of a loan payable to a significant shareholder into 500,000 shares of common stock. In addition, an affiliate of a significant shareholder canceled certain loans it had made to ConSyGen-Arizona in the amount of $2,680,210. This amount was credited to ConSyGen-Arizona's additional paid-in capital.

                  In October 1995, ConSyGen-Arizona's board of directors increased the number of its authorized shares of common stock to 20,000,000 and changed the stated par value of such shares from $1 to $.01 per share. All periods presented have been retroactively adjusted to reflect this change.

                  In November 1995, ConSyGen-Arizona issued 700,000 shares of common stock to advisors and consultants of ConSyGen-Arizona as consideration for services rendered, including 100,000 shares issued to a consultant as a retainer for services to be rendered. For accounting purposes the shares were valued at $.50 per share, which was management's best estimate of fair value at the date of issuance. The accompanying financial statements include a charge of $300,000 for the issuance of 600,000 of such shares, which is included in general and administrative expenses. In addition, $50,000 has been capitalized and subsequently amortized as debt issuance expense in connection with the issuance of the remaining 100,000 shares.

                  ConSyGen-Arizona has recognized a financial (imputed) interest charge on loans and notes payable as to which there were originally no stated interest rates. The interest has been charged to operations and credited to additional paid-in capital and is summarized as follows:

                                Five Months Ended            Year Ended
                                -----------------            ----------
                                     May 31,                December 31,
                                     -------                ------------
                                       1997          1996       1995       1994
                                     -------       -------    -------    -------

Significant Stockholder              $ 5,854       $72,179    $65,516    $21,493
Others                                 8,550        18,623      1,500       --
                                     -------       -------    -------    -------

                                     $14,404       $90,802    $67,016    $21,493
                                     =======       =======    =======    =======

                  During 1996, ConSyGen-Arizona issued to a significant shareholder, who is also an officer and director of the Company, an aggregate of 2,477,006 shares of common stock, of which 700,000 were issued in satisfaction of a $700,000 loan payable to such stockholder, and the remaining 1,777,006 shares were issued as compensation for services rendered by such person in his capacity as an officer and director of ConSyGen-Arizona. In addition, 98,000 shares of common stock were issued to certain individuals as consideration for advancing funds to ConSyGen-Arizona. For accounting purposes, all the shares were valued at $.50 per share, which was management's best estimate of fair value at the date of issuance.

                  During 1996 the Company issued to a consultant for services 100,000 shares of common stock valued at $1.00 per share, which was management's best estimate of fair value at date of issuance.









                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997




NOTE 10 -         Stockholders' Deficit (Continued)

                  Debt Financings

                  During 1995 ConSyGen-Arizona entered into an agreement with a consultant, as supplemented in 1996, under which the consultant agreed to assist ConSyGen-Arizona in obtaining financing. As noted above, ConSyGen-Arizona issued 100,000 shares of its common stock to the consultant as a retainer for services to be rendered. In 1996 such consultant assisted ConSyGen-Arizona in raising approximately $1,200,000 in a private placement of debt. The debt bore interest at a rate of 10% per annum, was unsecured, and was to be repaid in one year. As additional consideration to the lenders, ConSyGen-Arizona agreed to issue warrants to purchase an aggregate of 1,000,000 shares of ConSyGen-Arizona's common stock at an exercise price of $5.00 per share. The warrants would have become exercisable one year from the date of the loan, had a term of two years and were callable upon 60 days notice. As described in Note 11, in connection with ConSyGen-Texas' acquisition of ConSyGen-Arizona, ConSyGen-Arizona terminated these warrants and ConSyGen-Texas reserved for issuance new warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock on the same terms and conditions.

                  Following the loan transaction in September 1996, the Company's consultant transferred common stock of ConSyGen-Texas held by it to the lenders in exchange for ConSyGen-Arizona's debt. As a result of this transaction, ConSyGen-Arizona's obligation to repay the lenders was extinguished and ConSyGen-Arizona became obligated to repay such consultant. Subsequently, ConSyGen-Texas and the consultant agreed that ConSyGen-Texas would issue an aggregate of 200,000 shares of its common stock to such consultant, of which 173,648 shares was in cancellation of ConSyGen-Arizona's debt acquired by the consultant from the lenders and 26,352 shares were as payment for services.

                  In May 1997, the Company entered into a new agreement with the consultant which supersedes all prior agreements with the consultant. Under this agreement, the Company (1) granted the consultant, until June 1998, a right of first refusal with respect to future financings and (2) issued the consultant 100,000 shares of common stock, in full satisfaction of all amounts owing under all existing arrangements with the consultant. These 100,000 shares, which are restricted under the Securities Act of 1933, were valued at $6.00 per share. In addition, the Company issued the consultant warrants to purchase 300,000 shares of common stock (see Note 13). The consultant agreed to provide such consulting services as the Company may request until June 1998. In addition, the consultant would be entitled to receive compensation, in an amount to be agreed upon, if any individual previously introduced by the consultant to the Company makes an investment in the Company.

















                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997



NOTE 10 -         Stockholders' Deficit (Continued)

                  Acquisition of ConSyGen-Arizona

                  On September 5, 1996, ConSyGen-Texas,  pursuant to an exchange agreement, acquired 100% of the issued and outstanding shares of ConSyGen-Arizona directly from the stockholders of ConSyGen-Arizona. Immediately prior to the acquisition, ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. Upon the closing of the acquisition, ConSyGen-Texas issued 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, ConSyGen-Texas issued 150,000 shares of common stock to a consultant for services to be rendered. These 4,000,000 shares were valued at $1.00 per share, which was management's best estimate of fair market value at the time of issuance. The accompanying financial statements include a charge of $4,000,000 for the issuance of such shares, which is included in general and administrative expenses. In connection with the acquisition, ConSyGen-Arizona terminated all options and warrants to acquire its common stock, and ConSyGen-Texas simultaneously adopted replacement options and warrants (see Note
11).

                  The exchange resulted in ConSyGen-Arizona's shareholders holding a larger portion of the voting rights of ConSyGen-Texas than was held after the acquisition by the persons who were ConSyGen-Texas stockholders prior to the acquisition (approximately 69% at closing). The transaction has been treated as a reverse acquisition (purchase) with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company. Subsequent to the acquisition, ConSyGen-Texas changed its legal name to ConSyGen, Inc.


NOTE 11 -         Stock Option Plans and Warrants

                  In October 1995, ConSyGen-Arizona's Board of Directors approved the ConSyGen-Arizona Non-Qualified Stock Option Plan (the "1995 Plan"), which covered 1,275,000 shares of ConSyGen-Arizona's common stock. Under the terms of the 1995 Plan, the exercise price per share may not be less than the par value of ConSyGen-Arizona's common stock. Options may be granted for terms of up to five years from the date of grant. At December 31, 1995, options to purchase an aggregate of 1,275,000 shares were granted under the 1995 Plan. The 1995 Plan and all options outstanding thereunder were terminated effective as of September 5, 1996, the closing of the ConSyGen-Texas acquisition. ConSyGen-Texas adopted a new non-qualified stock option plan (the "1996 Plan") on September 5, 1996, covering 1,500,000 shares. At May 31, 1997, options to purchase an aggregate of 1,225,000 shares were outstanding under the 1996 Plan.










                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997



NOTE 11 -         Stock Option Plans and Warrants (Continued)

                  On March 1, 1997, ConSyGen-Texas adopted the ConSyGen, Inc. 1997 Non-Qualified Stock Option Plan (the "1997 Plan") , which reserves for issuance options to purchase 1,000,000 shares of common stock. In March 1997, the Company granted options to the President and Chief Executive Officer of the Company to purchase up to 400,000 shares of common stock at an exercise price of $8.875 per share. The options expire 10 years from the date of grant. At the date of grant, the options were immediately exerciseable.

                  Effective as of the closing of the ConSyGen-Texas acquisition, ConSyGen-Arizona terminated warrants to purchase 1,000,000 shares of its common stock, which were issuable in connection with ConSyGen-Arizona's $1,200,000 debt financing in 1996. ConSyGen-Texas simultaneously reserved for issuance replacement warrants to purchase 1,000,000 shares of its common stock on the same terms. These warrants have an exercise price of $5.00 per share, become exerciseable in August of 1997, expire in September 1998 and are callable upon 60 days notice.

                  The following tables summarize the activity under the 1995, 1996 and 1997 Plans along with common stock warrant activity for the periods indicated:

                                                                        Weighted
                                                              Price of  Average
                                                 Options        Option  Exercise
                                               Outstanding      Grants    Price
                                               -----------      ------    -----



Outstanding at December 31, 1994                     --          --

   Granted                                      1,275,000       $ .01
                                                ---------

Outstanding at December 31, 1995                1,275,000        --        $ .01

   Terminated                                  (1,275,000)       --         --
   Replacement  Options                         1,275,000       $1.00       --
   Terminated                                    (450,000)                  --
   Granted                                        375,000       $1.00       --
   Granted                                         50,000       $6.50       --
                                                ---------                  -----

Outstanding at December 31, 1996                1,250,000                 $ 1.00

   Granted                                        405,000     $8.88-$10
   Terminated                                     (25,000)
                                                ---------                  -----

Outstanding at May 31, 1997                     1,630,000                 $ 3.11
                                                =========                  =====








                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997





NOTE 11 -         Stock Option Plans and Warrants (Continued)

                                                                       Weighted
                                                           Price of     Average
                                               Warrants     Warrant    Exercise
                                             Outstanding     Grants      Price
                                             -----------     ------      -----

Outstanding at December 31, 1995                   --

   Granted                                    1,000,000     $ 5.00

Outstanding at December 31, 1996              1,000,000                $   5.00

   Granted                                         --
                                             ----------                ---------
Outstanding at May 31, 1997                   1,000,000                $   5.00
                                             ==========                ========

                  At December 31, 1996, 293,750 options and 0 warrants to purchase shares were exercisable. The weighted average exercise price of the exercisable options is $1.

                  At May 31, 1997, 698,750 options and 0 warrants to purchase shares were exercisable. The weighted average exercise price of the exercisable options is $5.58.

                  At May 31, 1997 the average life of outstanding options and warrants was 9.5 years and 1.3 years respectively and the average life of exercisable options was 9.5 years.

         Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board
(APB) Option No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company adopted the new standard in 1996 and elected the continued use of APB Opinion No. 25. Pro forma disclosure has not been provided, as the effect on 1996 net earnings was immaterial.









                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997





NOTE 12 -         Sales and Marketing

                  The Company's sales and marketing strategy includes an independent sales representative program, and entering into alliances with system integrators that provide computer related services to end-users. Under the sales representative program, the Company engages individuals on a non-exclusive basis to refer business to the Company. In general, under the alliances with systems integrators, the systems integrator will contract with the Company to provide conversion services, including Year 2000 correction services, to the integrator's customers. The Company believes that this approach affords it the opportunity to have its services marketed to a wide range of potential customers. The Company has entered into such alliances with several major corporations, including Unisys Corporation, Strategia Corporation, Agiss Software Corporation, SCB Computer Technology, and Millenium Enterprises.


NOTE 13 -         Subsequent Events

                  Common Stock Private Placement

                  In June 1997 the Company sold 120,000 shares of its common stock at $9.00 per share in a private placement for gross proceeds of $1,080,000. In connection with the sale, the Company paid a 7% cash commission and issued 3,600 shares of common stock as a finders fee. The Company has agreed to use its best efforts to register the shares under the Securities Act of 1933, as amended, within 120 days from the date of sale.

                  In late August 1997, the Company accepted subscriptions to purchase an aggregate 100,000 shares of Common Stock for aggregate consideration of $504,000 (net of finders fees). The Company expects to receive the proceeds of these subscriptions ($504,000) in early September, 1997.

                  Warrant Issuance to Consultant

                  In July, 1997, in connection with the new agreement with the Company's consultant (see Note 10), the Company agreed to issue the consultant warrants to purchase 300,000 shares of common stock at a price of $5.00 per share. The shares of common stock issuable upon exercise of these warrants will be restricted securities under the Securities Act of 1933. The warrants are immediately exerciseable, expire two years from the date of grant, and are callable upon 60 days notice.

                  Increase in Common Shares Authorized

                  In  July  1997,   the   Company   amended   its   Articles  of
Incorporation to increase its authorized common shares from 16,666,666 to 40,000,000 shares.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.









                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the text appearing under
Part I, Item 1 -- Business under the caption "Executive Officers". Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 20, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 1997.

Item 13.  Certain Relationships and Related Transactions

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

  (a)    The following documents are filed as part of this report:

         (1)  Financial Statements

         Consolidated Balance Sheets as of May 31, 1997 and December 31, 1996

         Consolidated Statements of Operations for the five months ended May 31, 1997 and each of the years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Stockholders' Deficit for the five months ended May 31, 1997 and each of the years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows for the five months ended May 31, 1997 and each of the years ended December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

         Statement of Management's Responsibility

         (2)  Financial Statement Schedules
         No financial  statement schedules are included since the information is
         not  applicable,   not  required,  or  is  included  in  the  financial
         statements or notes thereto.

         (3)  Listing of Exhibits









------------------------- ------------------------------------------------------------------------------------------- ------------
EXHIBIT NO.               DESCRIPTION OF EXHIBIT
------------------------- ------------------------------------------------------------------------------------------- ------------
2                         Plan of  Acquisition  between the Registrant and the  stockholders  of ConSyGen,  Inc., an
                          Arizona  corporation,  dated  August  28,  1996,  filed as  Exhibit 2 to the  Registrant's
                          Current Report on Form 8-K dated September 5, 1996 and incorporated herein by reference.
------------------------- ------------------------------------------------------------------------------------------- ------------
3.1                       Articles of Incorporation of the registrant, as amended.                                        (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
3.2                       By-Laws  of  the  registrant,  filed  as  Exhibit  3.B to  the  Registrant's  Registration
                          Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.
------------------------- ------------------------------------------------------------------------------------------- ------------
4.1                       Specimen common stock certificate,  filed as Exhibit 4.B to the Registrant's  Registration
                          Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.
------------------------- ------------------------------------------------------------------------------------------- ------------
4.2                       Form of Common Stock  Purchase  Warrant used in  connection  with  issuance of warrants to purchase an aggregate of 1,000,000  shares of the  Registrant's  Common  Stock,  $.003 par
                          value.                                                                                          (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
4.3                       Subscription  Agreement  between the Registrant and Little Wing, L.P. for convertible debt
                          of the Registrant (including Summary of Terms).                                                 (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
4.4                       Subscription  Agreement  between the Registrant and Tonga  Partners,  L.P. for convertible
                          debt of the Registrant (including Summary of Terms).                                            (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.1                      Agreement  between the Registrant and Carriage  House Capital,  Inc.,  dated May 19, 1997, superseding  letter  agreements (also filed as Exhibit 10.1 hereto) between Carriage House
                          Capital,  Inc.  and the  Registrant's  wholly-owned  subsidiary,  dated June 14,  1996 and
                          October 26, 1995.                                                                               (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.2                      Consulting  Agreement  between Carriage House Capital,  Inc. and the Registrant dated July
                          10, 1996.                                                                                       (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.3                      Consulting Agreement between Mikesco, Inc. and the Registrant dated July 10, 1996.              (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.4                      Consulting Agreement between Concorda Corp. and the Registrant dated July 10, 1996.             (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.5                      Consulting  Agreement between Scarlet Investment Group, Inc. and the Registrant dated July
                          10, 1996.                                                                                       (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.6                      Consulting  Agreement  between The Canter  Corporation and the Registrant dated August 20,
                          1996.                                                                                           (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.7                      Registrant's 1996 Non-Qualified Stock Option Plan.                                              (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.8                      Registrant's 1997 Non-Qualified Stock Option Plan.                                              (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.9                      Consulting Agreement between the Registrant and Innovative Research Associates, Inc.            (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.10                     Consulting  Agreement  between the Registrant  and M.H.  Meyerson & Co., Inc. dated August       *
                          19, 1996.
------------------------- ------------------------------------------------------------------------------------------- ------------
21                        List of Subsidiaries of the Registrant.                                                          *
------------------------- ------------------------------------------------------------------------------------------- ------------
27                        Financial Data Schedule                                                                          *
----------------------------------------------------------------------------------------------------------------------------------
-----------------
(1)    Filed as an Exhibit,  with the same Exhibit number,  to the  Registrant's
       Quarterly  Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by this reference.
*      Filed Herewith
----------------------------------------------------------------------------------------------------------------------------------

(b) The Company did not file a Current Report on Form 8-K during the 4th Quarter of fiscal 1997.








                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONSYGEN, INC.
                                           Registrant



                                           By:/s/Ronald I. Bishop
                                           --------------------------
                                           Ronald I. Bishop, President
                                           and Chief Executive Officer


Date:  August 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                            TITLE                       DATE
---------                            -----                       ----


/S/ Robert L. Stewart                Chairman                   August 28, 1997
-----------------------------
Robert L. Stewart


/S/ Ronald I. Bishop                 President,                  August 28, 1997
-----------------------------
Ronald I. Bishop                     Chief Executive Officer
                                     and Director


/S/ Leslie F. Stewart                Secretary and Director      August 28, 1997
-----------------------------
Leslie F. Stewart


/S/ Kenneth Harvey                   Controller                  August 28, 1997
Kenneth Harvey






---------------------------------------------------------------------------------------------------------------------------------
                                  EXHIBIT INDEX
------------------------- ------------------------------------------------------------------------------------------- ------------
EXHIBIT NO.               DESCRIPTION OF EXHIBIT
------------------------- ------------------------------------------------------------------------------------------- ------------
2                         Plan of  Acquisition  between the Registrant and the  stockholders  of ConSyGen,  Inc., an
                          Arizona  corporation,  dated  August  28,  1996,  filed as  Exhibit 2 to the  Registrant's
                          Current Report on Form 8-K dated September 5, 1996 and incorporated herein by reference.
------------------------- ------------------------------------------------------------------------------------------- ------------
3.1                       Articles of Incorporation of the registrant, as amended.                                        (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
3.2                       By-Laws  of  the  registrant,  filed  as  Exhibit  3.B to  the  Registrant's  Registration
                          Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.
------------------------- ------------------------------------------------------------------------------------------- ------------
4.1                       Specimen common stock certificate,  filed as Exhibit 4.B to the Registrant's  Registration
                          Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.
------------------------- ------------------------------------------------------------------------------------------- ------------
4.2                       Form of Common Stock  Purchase  Warrant used in  connection  with  issuance of warrants to purchase an aggregate of 1,000,000  shares of the  Registrant's  Common  Stock,  $.003 par
                          value.                                                                                          (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
4.3                       Subscription  Agreement  between the Registrant and Little Wing, L.P. for convertible debt
                          of the Registrant (including Summary of Terms).                                                 (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
4.4                       Subscription  Agreement  between the Registrant and Tonga  Partners,  L.P. for convertible
                          debt of the Registrant (including Summary of Terms).                                            (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.1                      Agreement  between the Registrant and Carriage  House Capital,  Inc.,  dated May 19, 1997, superseding  letter  agreements (also filed as Exhibit 10.1 hereto) between Carriage House
                          Capital,  Inc.  and the  Registrant's  wholly-owned  subsidiary,  dated June 14,  1996 and
                          October 26, 1995.                                                                               (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.2                      Consulting  Agreement  between Carriage House Capital,  Inc. and the Registrant dated July
                          10, 1996.                                                                                       (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.3                      Consulting Agreement between Mikesco, Inc. and the Registrant dated July 10, 1996.              (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.4                      Consulting Agreement between Concorda Corp. and the Registrant dated July 10, 1996.             (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.5                      Consulting  Agreement between Scarlet Investment Group, Inc. and the Registrant dated July
                          10, 1996.                                                                                       (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.6                      Consulting  Agreement  between The Canter  Corporation and the Registrant dated August 20,
                          1996.                                                                                           (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.7                      Registrant's 1996 Non-Qualified Stock Option Plan.                                              (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.8                      Registrant's 1997 Non-Qualified Stock Option Plan.                                              (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.9                      Consulting Agreement between the Registrant and Innovative Research Associates, Inc.            (1)
------------------------- ------------------------------------------------------------------------------------------- ------------
10.10                     Consulting  Agreement  between the Registrant  and M.H.  Meyerson & Co., Inc. dated August       *
                          19, 1996.
------------------------- ------------------------------------------------------------------------------------------- ------------
21                        List of Subsidiaries of the Registrant.                                                          *
------------------------- ------------------------------------------------------------------------------------------- ------------
27                        Financial Data Schedule                                                                          *
----------------------------------------------------------------------------------------------------------------------------------
-----------------
(1)    Filed as an Exhibit,  with the same Exhibit number,  to the  Registrant's
       Quarterly  Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by this reference.
*      Filed Herewith
----------------------------------------------------------------------------------------------------------------------------------