Form 10-Q
period 1997-08-31
CONSYGEN INC
filed 1997-10-15
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

       Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended August 31, 1997

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


    14,061,831 shares of Common Stock, $.003 par value, as of October 6, 1997
    -------------------------------------------------------------------------







                         CONSYGEN, INC. AND SUBSIDIARIES
                         -------------------------------


                                      INDEX
                                      -----

PART I    FINANCIAL INFORMATION:

          Consolidated Condensed Balance Sheets,
                   August 31, 1997 and May 31, 1997

          Consolidated Condensed Statements of Operations - Three
                   Months Ended August 31, 1997 and August 31, 1997

          Consolidated Condensed Statements of Cash Flows - Three
                   Months Ended August 31, 1997 and August 31, 1996

          Notes to Consolidated Condensed Financial Statements

          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

PART II  OTHER INFORMATION

                  SIGNATURES







Part I - Financial Information

Item 1.  Financial Statements
                          CONSYGEN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                                 August 31,                  May 31,
                                                                                 ----------                  -------
                                                                                   1997                       1997
                                                                                   ----                       ----
Current Assets:
  Cash and Cash Equivalents                                                     $   51,084                $   21,483
  Stock Subscriptions Receivable                                                   560,000                        -
  Debt Issuance Expense - Net                                                       33,336                    33,336
  Prepaid Expenses                                                                  10,425                    18,225
                                                                                -----------               -----------

         Total Current Assets                                                      654,845                    73,044
                                                                                -----------               -----------

Furniture and Equipment - Net                                                      291,617                    72,031
                                                                                -----------               -----------

Other Assets:
  Debt Issuance Expense - Net of Current Portion                                    52,775                    61,108
  Other Assets                                                                       4,596                     4,596
                                                                                -----------               -----------

         Total Other Assets                                                         57,371                    65,704
                                                                                -----------               -----------

Total Assets                                                                    $1,003,833                $  210,779
                                                                                ===========               ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities:
  Notes Payable                                                                 $  236,317                $ 259,507
  Loans Payable                                                                    160,000                  160,000
  Loans Payable - Related Parties                                                  162,275                  139,177
  Accounts Payable                                                                 114,947                   62,704
  Accrued Liabilities                                                              276,805                  308,899
                                                                                -----------              -----------

         Total Current Liabilities                                                 950,344                  930,287

Long-Term Debt                                                                   1,000,000                1,000,000
                                                                                -----------              -----------

         Total Liabilities                                                       1,950,344                1,930,287
                                                                                -----------              -----------

Stockholders' Deficit:
  Common Stock, $.003 Par Value, 40,000,000 Shares
    Authorized, Issued and Outstanding 13,919,831 Shares
    at August 31, 1997 and 13,796,231 Shares at May 31, 1997                        41,760                   41,389
  Additional Paid-In Capital                                                    18,121,325               17,108,689
  Common Stock Subscribed, 100,000 Shares                                          504,000                        -
  Accumulated Deficit                                                          (19,613,596)             (18,869,586)
                                                                                -----------              -----------
         Total Stockholders' Deficit                                              (946,511)              (1,719,508)
                                                                                -----------              -----------

Total Liabilities and Stockholders' Deficit                                     $1,003,833              $   210,779
                                                                                ===========             ============

The accompanying notes are an integral part of the financial statements.








                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      For The Three Months
                                                              Ended
                                                            August 31,
                                                      1997             1996
                                                 -------------    -------------
Revenues:

  Interest Income                                 $      5,915     $       --
                                                  ------------     ------------

Costs and Expenses:

  Software Development                                 284,045          210,560
  General and Administrative Expenses                  333,813        1,010,658
  Interest Expense                                     110,664           62,980
  Depreciation and Amortization                         21,403           67,216
                                                  ------------     ------------

         Total Costs and Expenses                      749,925        1,351,414
                                                  ------------     ------------

Net Loss                                          $   (744,010)    $ (1,351,414)
                                                  ============     ============

Weighted Average Common Shares Outstanding          13,919,831        8,076,889
                                                  ============     ============

Net Loss Per Common Share                         $       (.05)    $       (.17)
                                                  ============     ============









The accompanying notes are an integral part of the financial statements.









                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                        For The Three Months
                                                               Ended
                                                             August 31,
                                                        1997           1996
                                                  --------------- --------------

Cash Flows From Operating Activities:
  Net Loss                                           $  (744,010)   $(1,351,414)
  Adjustments to Reconcile Net Loss to Net
    Cash (Used) by Operating Activities:
      Depreciation                                        13,070          4,883
      Stock Issued for Services                             --          888,503
      Amortization of Debt Issuance Expense                8,333         62,333
      Loan Interest - Additional Paid-In Capital           8,607         16,430
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                                 --           13,265
        Prepaid Expenses                                   7,800           --
        Accounts Payable                                  52,243      (  52,030)
        Accrued Liabilities                           (   88,094)     (  30,560)
                                                      -----------   -----------

         Net Cash (Used) by Operating Activities      (  742,051)     ( 448,590)
                                                      -----------   -----------

Cash Flows From Investing Activities:
  Purchases of Furniture and Equipment                (  232,656)     (  11,644)
                                                      -----------   -----------

         Net Cash (Used) by Investing Activities      (  232,656)     (  11,644)
                                                      -----------   -----------

Cash Flows From Financing Activities:
  Proceeds of Debt Financing                                --          481,000
  Proceeds of Loans and Notes Payable                       --           34,908
  Payments of Loans and Notes Payable                 (   23,190)   (    50,000)
  Proceeds of Loans Payable - Related Parties             23,190           --
  Payments of Loans Payable - Related Parties         (       92)   (     1,549)
  Proceeds on Sale of Common Stock                     1,080,000           --
  Commissions on Sale of Common Stock                 (   75,600)          --
                                                      -----------   -----------

         Net Cash Provided by Financing Activities     1,004,308        464,359
                                                      -----------   -----------

Net Increase in Cash and Cash Equivalents                 29,601          4,125

Cash and Cash Equivalents - Beginning of Period           21,483           --
                                                      -----------   -----------

Cash and Cash Equivalents - End of Period            $    51,084    $     4,125
                                                      ===========   ===========



The accompanying notes are an integral part of the financial statements.







                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                            For The Three Months
                                                                                                   Ended
                                                                                                  August 31,
                                                                                            1997              1996
                                                                                        -------------     ------------

Supplemental Cash Flow Information:

  Cash Paid for Interest                                                                $      95,000     $      1,559
                                                                                        =============     ============

  Cash Paid for Income Taxes                                                            $          -      $         -
                                                                                        =============     ============

Supplemental Disclosure of Non-Cash Financing Activities:

  Cancellation of Debt into Additional Paid-In Capital - Related Parties                $          -      $    350,000
                                                                                        =============     ============

  Issuance of Common Stock as Debt Issuance Expense                                     $          -      $     24,000
                                                                                        =============     ============

  Issuance of Common Stock as Payment of Debt - Related Parties                         $          -      $    350,000
                                                                                        =============     ============

  Issuance of Common Stock as Finder's Fee on Sale of Common Stock                      $     21,600      $        -
                                                                                        =============     ============

  Common Stock Subscribed - Net of Commissions                                          $   504,000       $        -
                                                                                        =============     ============




The accompanying notes are an integral part of the financial statements.






                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 AUGUST 31, 1997
                                 ---------------
                                   (Unaudited)


NOTE 1 - Basis of Presentation

                  The consolidated financial statements include the accounts of ConSyGen, Inc., a Texas corporation ("ConSyGen-Texas") and its wholly-owned subsidiary, ConSyGen, Inc., an Arizona corporation ("ConSyGen-Arizona"). Significant intercompany accounts and transactions have been eliminated.

                  ConSyGen-Texas     and     its     wholly-owned     subsidiary
ConSyGen-Arizona are hereafter collectively referred to as the "Company".

                  In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented.

                  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors which are beyond the control of the Company.


NOTE 2 - Stockholders' Deficit

                  Common Stock Private Placement
                  ------------------------------

                  In June 1997 the Company sold 120,000 shares of its common stock in a private placement for gross proceeds of $1,080,000. In connection with the sale, the Company paid finder's fees of $75,600 and issued 3,600 shares of common stock valued at $21,600. These shares were sold in a private placement exempt from registration under the Securities Act of 1933, as amended ("the Act"), pursuant to Regulation D promulgated thereunder.

                  In late August 1997, the Company accepted subscriptions to purchase 100,000 shares of common stock for aggregate consideration of $504,000, net of $56,000 in finder's fees. On September 9, 1997, the Company received the net proceeds ($504,000) of these subscriptions. These shares were sold in a private placement exempt from registration under the Act, pursuant to Regulation D promulgated thereunder.

                  Warrant Issuance to Consultant
                  ------------------------------

                  In July, 1997, in connection with the new agreement with the Company's consultant the Company agreed to issue the consultant warrants to purchase 300,000 shares of common stock at a price of $5.00 per share. The shares of common stock issuable upon exercise of these warrants will be restricted securities under the Securities Act of 1933. The warrants are immediately exerciseable, expire two years from the date of grant, and are callable upon 60 days notice.










NOTE 2 - Stockholders' Deficit - Continuation

                  Increase in Common Shares Authorized
                  ------------------------------------

                  In  July  1997,   the   Company   amended   its   Articles  of
Incorporation to increase its authorized common shares from 16,666,666 to 40,000,000 shares.


NOTE 3 -          Subsequent Events
                  -----------------

                  In early September 1997, the Company accepted subscriptions to purchase an additional 52,000 shares of common stock for aggregate consideration of $312,500, net of $10,000 in finder's fees. The Company has since received the net proceeds ($312,500) of these subscriptions. These shares were sold in a private placement exempt from registration under the Act, pursuant to Regulation D promulgated thereunder.

         On September 10, 1997, the Company granted Ronald I. Bishop, President and Chief Executive Officer of the Company, options to purchase 500,000 shares of Common Stock pursuant to the Company's 1997 Amended and Restated Non
Qualified Stock Option Plan. The option has a term of 10 years, the exercise price is $5.50 per share, and the options are exercisable as follows: 125,000 are immediately exercisable and the remaining 375,000 become exercisable in 24 equal monthly installments commencing one month from the date of grant.

                  In September 1997, the Company sold 900,000 shares of Common Stock in a private placement for gross proceeds of $5,276,250. In connection with this offering, the Company paid the following finder's fee: approximately $185,000 in cash and 31,500 shares of Common Stock. The net proceeds of this offering were approximately $5.1 million. These shares were sold in a private placement exempt from registration under the Act, pursuant to Regulation D promulgated thereunder.











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Overview
                  --------

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

                  Acquisition of ConSyGen, Inc.
                  -----------------------------

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









                  Description of Business of ConSyGen, Inc.
                  -----------------------------------------

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

                  Material Changes in Results of Operations
                  -----------------------------------------

                  Net Losses
                  ----------

                  For the quarter ended August 31, 1997, the Company incurred net losses of $744,000, compared with net losses of $1,351,000 for the comparable prior quarter, a decrease of $607,000. An explanation of these losses is set forth below.

                  Revenues
                  --------

                  For the quarters ended August 31, 1997 and 1996, the Company had no operating revenue. The Company has abandoned its software licensing and maintenance business and is now focused on the development of software for use in providing conversion services, including Year 2000 conversion services, and the marketing of such services. In September, 1997, the Company signed a revenue generating contract with Lender's Service, Inc., a Merrill Lynch company, pursuant to which the Company will provide conversion services with respect to approximately 3,000,000 lines of code, including year 2000 correction services.

                  Software Development Expenses
                  -----------------------------

                  For the quarter ended August 31, 1997, software development expenses were $284,000, compared with approximately $211,000 for the quarter ended August 31, 1996, an increase of approximately $73,000. The increase in software development expenses is primarily attributable to the Company's hiring of additional personnel dedicated to the development of software for use in providing conversion services, including Year 2000 conversion services.












                  General and Administrative Expenses
                  -----------------------------------

                  For the quarter ended August 31, 1997, general and administrative expenses were approximately $334,000, compared with approximately $1,011,000 for the three months ended August 31, 1996, a decrease of $677,000. This decrease in general and administrative expenses was primarily attributable to a decrease of $889,000 in non-cash compensation expenses (related to stock issued for services), offset by the following: a $113,000 increase in expenses associated with the Company's status as a public company, consisting primarily of professional fees in the amount of $92,000 and other expenses of $21,000; a $30,000 increase in sales and marketing expense; a $12,000 increase in rent expense; a $21,000 increase in expenses associated with hiring new personnel; and a $36,000 increase in salaries and other general expenses.

                  Depreciation and Amortization Expense
                  -------------------------------------

                  For the quarter ended August 31, 1997, depreciation and amortization expense was approximately $21,000, compared with $67,000 for the comparable prior period, a decrease of $46,000. This decrease is attributable primarily to a $54,000 decrease in amortization of debt issuance expense, partially offset by an $8,000 increase in depreciation expense. The decrease in amortization of debt issuance expense is primarily attributable to certain debt issuance expenses having been fully amortized.

                  Material Changes in Financial Condition, Liquidity and Capital Resources
                  --------------------------------------------------------------

                  At August 31, 1997 the Company was experiencing a working capital deficiency and has historically incurred substantial and recurring losses. At August 31, 1997, the Company was not generating any significant revenue. The Company continues, however, to incur substantial costs and expenses in connection with its business operations and the development of its software. In September, 1997, the Company signed a revenue generating contract with Lender's Service, Inc., a Merrill Lynch company, pursuant to which the Company will provide conversion services with respect to approximately 3,000,000 lines of code, including year 2000 correction services.

                  The Company's cash balances were approximately $51,000 at August 31, 1997, compared with $21,000 at May 31, 1997. The Company had a working capital deficit of approximately $295,000 at August 31, 1997, compared with a working capital deficit of approximately $857,000 at May 31, 1997, a decrease in the working capital deficit of approximately $562,000. This decrease in the working capital deficit is primarily attributable to a stock subscription in the amount of $504,000 (net of finder's fees), and an increase in cash and cash equivalents in the amount of $30,000.

                  In September 1997, the Company sold 900,000 shares of Common Stock in a private placement for gross proceeds of $5,276,250. In connection with this offering, the Company paid the following finder's fee: approximately $185,000 in cash and 31,500 shares of Common Stock. The net proceeds of this offering were approximately $5.1 million, the receipt of which has remedied the working capital deficit that existed at August 31, 1997. The Company intends to use the net proceeds of this offering for working capital and general corporate purposes, including for the Company's sales and marketing efforts. The Company now has sufficient capital to fund its continuing operations for the foreseeable future.







                  As of October 1997, the Company has committed to spend approximately $25,000 for capital expenditures, consisting of $12,500 for computer equipment and $12,500 for furniture and fixtures. The Company will fund these expenditures out of currently available cash.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

                  Not applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         On July 10, 1997, the stockholders of the Company approved an amendment to the Company's Articles of Incorporation which increased the number of authorized shares of common stock, $.003 par value ("Common Stock"), from 16,666,666 to 40,000,000. The amendment became effective July 17, 1997.

         On or around June 2, 1997, the Company sold an aggregate of 120,000 shares of Common Stock for aggregate consideration of $1,080,000. In connection with this transaction, the Company paid a finder's fee in the amount of approximately $75,000. The securities were offered and sold exclusively to "accredited investors," within the meaning of Rule 501 under the Securities Act of 1933, as amended (the "Act").

         The sale of these warrants was exempt from registration under Section 5 of the Act, pursuant to Section 4(2) of the Act and the rules and regulations thereunder. The facts relied upon by the issuer were as follows: the consultant and its designee are "accredited investors", within the meaning of Rule 501 under the Act, the warrants were not offered or sold by means of any general solicitation or advertising, the consultant is knowledgeable about the Company and its prospectus, and the issuer took reasonable steps to assure that the consultant was not an underwriter within the meaning of Section 2(11) under the Act.

         From on or around August 27, 1997 until on or around September 6, 1997, the Company sold an aggregate of 152,000 shares of Common Stock for aggregate consideration of $882,500. In connection with this transaction the Company paid a finder's fee of $66,000. The securities were offered and sold exclusively to "accredited investors," within the meaning of Rule 501 under the Act.

         The sale of all of the foregoing securities was exempt from registration under Section 5 of the Act, pursuant to Rule 506 of Regulation D promulgated thereunder. The facts relied upon by the issuer were as follows: all the investors were "accredited investors," within the meaning of Rule 501 under the Act; the securities were not offered or sold by means of general solicitation or advertising; investors were provided information about the Company and given the opportunity to ask questions of and receive answers from management of the Company;






and the issuer took reasonable steps to assure that the purchasers were not "underwriters" within the meaning of Section 2(11) of the Act.

         On August 1, 1997, the Company issued to a consultant of the Company and its designee warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $5.00 per share. The warrants were issued to the consultant in consideration of services rendered to the Company. The sale of these warrants was exempt from registration under Section 5 of the Act, pursuant to Section 4(2) of the Act and the rules and regulations thereunder. The facts relied upon by the issuer were as follows: the consultant is an "accredited investor," within the meaning of Rule 501 under the Act; the warrants were not offered or sold my means of any general solicitation or advertising; the consultant is sophisticated about business and financial matters and knowledgeable about the Company and its prospects; and the issuer took reasonable steps to assure that the consultant was not an underwriter within the meaning of Section 2(11) under the Act.

Item 3.  Defaults Upon Senior Securities

         The following defaults on the indebtedness of the Company (after giving effect to the acquisition) existed at August 31, 1997.

         The Company is in default under the terms of a note payable, in the principal amount of $23,000, bearing interest at approximately 10% per annum and due June 30, 1989. The Company did not repay the principal and interest due under the terms of the note on the due date. The payee under the note has not made demand on the Company for payment. As of August 31, 1997, the total arrearage under the note was approximately $48,000, consisting of $23,000 in principal and approximately $25,000 of interest.

         The Company is in default under the terms of a note payable, in the principal amount of $100,000, bearing interest at 10% per annum and due July 31, 1996. The Company did not repay the principal and interest due under the terms of the note on July 31, 1996, and interest has been accruing at the default rate of 18% per annum since that date. The payee under the note has not made demand on the Company for payment. As of August 31, 1997, the total arrearage under the note was approximately $140,000, consisting of $100,000 in principal and approximately $40,000 of interest.

Item 4.  Submission of Matters to a Vote of Security Holders

         A Special Meeting of the Stockholders of the Company was held on July 10, 1997. At such Special Meeting, the Stockholders of the Company approved an amendment to the Company's Articles of Incorporation which increased the number of authorized shares of Common Stock, from 16,666,666 to 40,000,000. 9,544,262 votes were cast in favor of the amendment, 656 votes were cast against the amendment, and there were 324 abstentions and broker non-votes. The amendment became effective July 17, 1997.

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

4.4 Subscription Agreement between the Registrant and Tonga Partners, L.P. for convertible debt of the Registrant (including Summary of Terms). (1)

4.5                       Form of Subscription Agreement used in connection with
                          Rule  506   offering  in  the   aggregate   amount  of
                          $1,080,000.

4.6 Form of Subscription Agreement used in connection with Rule 506 offering in the aggregate amount of $882,500.

4.7 Common Stock Purchase Warrant issued to a consultant, Howard R. Baer, in August, 1997.

4.8                       Common  Stock  Purchase  Warrant  issued  to Howard R.
                          Baer's designee, Kevin C. Baer, in August, 1997.

----------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by this reference.






Item 6.    Exhibits and Reports on Form 8-K - Continuation

EXHIBIT NO.               DESCRIPTION OF EXHIBIT

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

10.6 Consulting Agreement between The Canter Corporation and the Registrant dated August 20, 1996. (1)

10.7                      Registrant's 1996 Non-Qualified Stock Option Plan. (1)

10.8                      Registrant's 1997 Non-Qualified Stock Option Plan. (1)

10.9                      Consulting   Agreement   between  the  Registrant  and
                          Innovative Research Associates, Inc. (1)

27                        Financial Data Schedule

(b)  Reports on Form 8-K

         Not applicable.


----------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by this reference.








                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              CONSYGEN, INC.
                                              --------------


Date:  October 8, 1997                        By:/s/ Ronald I. Bishop
     -------------------------------             -------------------------------
                                                     Ronald I. Bishop, President
                                                     and Chief Executive Officer




Date:  October 8, 1997                        By:/s/ Kenneth Harvey
     -------------------------------             -------------------------------
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

4.4 Subscription Agreement between the Registrant and Tonga Partners, L.P. for convertible debt of the Registrant (including Summary of Terms).(1)

4.5                       Form of Subscription Agreement used in connection with
                          Rule  506   offering  in  the   aggregate   amount  of
                          $1,080,000.

4.6 Form of Subscription Agreement used in connection with Rule 506 offering in the aggregate amount of $882,500.

4.7 Form of Common Stock Purchase Warrant issued to a consultant, Howard R. Baer, in August, 1997.

4.8                       Common  Stock  Purchase  Warrant  issued  to Howard R.
                          Baer's designee, Kevin C. Baer, in August, 1997.


----------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by this reference.








                          EXHIBIT INDEX - CONTINUATION

EXHIBIT NO.               DESCRIPTION OF EXHIBIT

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

10.6 Consulting Agreement between The Canter Corporation and the Registrant dated August 20, 1996.(1)


10.7                      Registrant's 1996 Non-Qualified Stock Option Plan.(1)

10.8                      Registrant's 1997 Non-Qualified Stock Option Plan.(1)

10.9                      Consulting   Agreement   between  the  Registrant  and
                          Innovative Research Associates, Inc.(1)

27                        Financial Data Schedule


----------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by this reference.