Form 10-Q
period 1997-11-30
CONSYGEN INC
filed 1998-01-14
CIK 844008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

  Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended November 30, 1997

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

   15,054,078 shares of Common Stock, $.003 par value, as of January 12, 1998
   --------------------------------------------------------------------------

                         CONSYGEN, INC. AND SUBSIDIARIES

                                      INDEX

PART I         FINANCIAL INFORMATION:

               Consolidated Condensed Balance Sheets,
                       November 30, 1997 and May 31, 1997

               Consolidated Condensed Statements of Operations - Six
                       Months Ended November 30, 1997 and November 30, 1996

               Consolidated Condensed Statements of Cash Flows - Six
                       Months Ended November 30, 1997 and November 30, 1996

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

               SIGNATURES

Part I - Financial Information

Item 1.  FINANCIAL STATEMENTS

                         CONSYGEN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS
                                     ------

                                                              NOVEMBER 30, 1997            MAY 31, 1997
                                                              -----------------            ------------

Current Assets:
         Cash and Cash Equivalents                               $  4,683,434              $     21,483
         Debt Issuance Expense -- Net                                  33,332                    33,336
         Prepaid Expenses                                              60,300                    18,225
                                                                 ------------              ------------

                  Total Current Assets                              4,777,066                    73,044
                                                                 ------------              ------------

Furniture and Equipment - Net                                         310,423                    72,031
                                                                 ------------              ------------

Other Assets:
         Debt Issuance Expense - Net of Current Portion                44,446                    61,108
         Other Assets                                                   6,496                     4,596
                                                                 ------------              ------------

                  Total Other Assets                                   50,942                    65,704
                                                                 ------------              ------------

Total Assets                                                     $  5,138,431              $    210,779
                                                                 ============              ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
         Notes Payable                                           $     83,317              $    259,507
         Loans Payable                                                      -                   160,000
         Loans Payable - Related Parties                                    -                   139,177
         Accounts Payable                                             100,865                    62,704
         Accrued Liabilities                                          271,473                   308,899
                                                                 ------------              ------------

         Total Current Liabilities                                    455,655                   930,287

Long-Term Debt                                                      1,000,000                 1,000,000
                                                                 ------------              ------------

         Total Liabilities                                          1,455,655                 1,930,287
                                                                 ------------              ------------

Commitments and Contingencies

Stockholders' Equity (Deficit):
         Common Stock, $.003 par Value, 40,000,000
         Shares Authorized, Issued and Outstanding
         15,054,078 Shares at November 30, 1997 and
         13,796,231 Shares at May 31, 1997                             45,163                    41,389
Additional Paid-in Capital                                         24,261,463                17,108,689
Accumulated Deficit                                               (20,623,850)              (18,869,586)
                                                                 ------------              ------------
         Total Stockholders' Equity (Deficit)                       3,682,776                (1,719,508)
                                                                 ------------              ------------


Total Liabilities and Stockholders' Equity (Deficit)             $  5,138,431              $    210,779
                                                                 ============              ============

The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE                               FOR THE SIX
                                                            -------------                               -----------
                                                             MONTHS ENDED                               MONTHS ENDED
                                                             ------------                               ------------
                                                             NOVEMBER 30,                               NOVEMBER 30,
                                                             ------------                               ------------
                                                      1997                  1996                  1997                  1996
                                                      ----                  ----                  ----                  ----

Revenues:
  Conversion Services                             $   121,000           $         -           $   121,000           $         -
  Interest Income                                      33,673                     -                39,588                     -
                                                  -----------           -----------           -----------           -----------

         Total Revenues                               154,673                     -               160,588                     -
                                                  -----------           -----------           -----------           -----------
Costs and Expenses:
  Cost of Conversion Services                          36,914                     -                36,914                     -
  Software Development                                293,787               262,932               577,832               473,492
  General and Administrative
         Expenses                                     706,375             4,479,404             1,040,188             5,506,313
  Interest Expense                                     94,290                42,064               204,954               105,044
  Depreciation & Amortization                          33,561                31,965                54,964                82,930
                                                  -----------           -----------           -----------           -----------

        Total Costs and Expenses                    1,164,927             4,816,365             1,914,852             6,167,779
                                                  -----------           -----------           -----------           -----------

Net Loss                                          $(1,010,254)          $(4,816,365)          $(1,754,264)          $(6,167,779)
                                                  ===========           ===========           ===========           ===========

Weighted Average Common Shares
  Outstanding                                      14,858,121            13,686,231            14,388,977            10,881,558
                                                  ===========           ===========           ===========           ===========

Net Loss Per Common Share                         $      (.07)          $      (.35)          $      (.12)          $      (.57)
                                                  ===========           ===========           ===========           ===========





The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        For The Six Months Ended November 30
                                                                        ------------------------------------

                                                                           1997                       1996
                                                                           ----                       ----

Cash Flows From Operating Activities:                                  $(1,754,264)               $(6,167,779)
  Net Loss
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating
    Activities:

         Depreciation                                                       38,298                      9,763
         Stock Issued for Services                                         106,400                  5,167,961
         Amortization of Debt Issuance Expense                              16,666                     73,167
         Loan Interest - Additional Paid-in Capital                         12,090                     32,860
         Changes in Operating Assets and Liabilities:

            Accounts Receivable                                                  -                     13,265
            Prepaid Expenses and Other Assets                              (43,975)                        75
            Accounts Payable                                                38,161                    (98,210)
            Accrued Liabilities                                            (37,426)                    16,697
                                                                       -----------                -----------

                Net Cash (Used) by Operating Activities                 (1,624,050)                  (952,201)
                                                                       -----------                -----------

Cash Flows From Investing Activities:

  Purchases of Furniture and Equipment                                    (276,690)                   (30,227)
                                                                       -----------                -----------

                Net Cash (Used) by Investing Activities                   (276,690)                   (30,227)
                                                                       -----------                -----------

Cash Flows From Financing Activities:

  Proceeds of Debt Financing                                                     -                  1,123,700
  Proceeds from Sale of Common Stock                                     7,238,750                          -
  Commissions on Sale of Common Stock                                     (326,267)                         -
  Expenses of Offering                                                    (125,000)                         -
  Proceeds of Loans and Notes Payable                                            -                     34,908
  Payments of Loans and Notes Payable                                     (247,890)                   (50,000)
  Proceeds of Loans Payable -- Related Parties                              23,190                          -
  Payments of Loans Payable -- Related Parties                                 (92)                   (24,679)
  Cash in Escrow                                                                 -                    (98,600)
                                                                       -----------                -----------

                Net Cash Provided by Financing Activities                6,562,691                    985,329
                                                                       -----------                -----------

Net Increase in Cash and Cash Equivalents                                4,661,951                      2,901

Cash and Cash Equivalents -- Beginning of Period                            21,483                          -
                                                                       -----------                -----------

Cash and Cash Equivalents -- End of Period                             $ 4,683,434                $     2,901
                                                                       ===========                ===========


The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                  (continued)

                                                                    For The Six Months Ended November 30,
                                                                    -------------------------------------

                                                                        1997                    1996
                                                                        ----                    ----

Supplemental Cash Flow Information:


  Cash Paid for Interest                                             $ 104,371               $    3,010
                                                                     =========               ==========

  Cash Paid for Income Taxes                                         $       -               $        -
                                                                     =========               ==========
Supplemental Disclosure of Non-Cash Financing Activities:
  Cancellation of Debt into Additional Paid-In Capital-
      Related Parties                                                $       -               $  350,000
                                                                     =========               ==========

  Issuance of Common Stock as Debt Issuance Expense                  $       -               $   24,000
                                                                     =========               ==========

  Issuance of Common Stock as Payment of Debt-
      Related Parties                                                $ 162,275               $  350,000
                                                                     =========               ==========

Effect of Reverse Acquisition - Accounts Payable Acquired            $       -               $    6,800
                                                                     =========               ==========

  Issuance of Common Stock as Payment of Debt                        $  88,300               $1,182,543
                                                                     =========               ==========

Issuance of Common Stock as Commissions on Sale of
Common Stock                                                         $ 206,269               $        -
                                                                     =========               ==========



The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (Unaudited)

NOTE 1 -          BASIS OF PRESENTATION
                  ---------------------

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

                  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year due to external factors that are beyond the control of the Company.

NOTE 2 -          STOCKHOLDERS' EQUITY (DEFICIT)
                  ------------------------------
                  COMMON STOCK PRIVATE PLACEMENTS
                  -------------------------------

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

                  During September 1997, the Company sold 152,000 shares of common stock for gross proceeds of $882,500. In connection with the sale, the Company paid finder's fees of $66,000. These shares were sold in a private placement exempt from registration under the Act, pursuant to Regulation D promulgated thereunder.

                  During September 1997, the Company sold 900,000 shares of common stock in a private placement for gross proceeds $5,276,250. In connection with this offering, the Company paid the following finder's fee: $184,667 in cash and 31,500 shares of common stock valued at $184,669. These shares were sold in a private placement exempt from registration under the Act, pursuant to Regulation D promulgated thereunder.

                  COMMON STOCK ISSUED FOR PAYMENT OF DEBT
                  ---------------------------------------

                  In October 1997, the Company issued 30,747 shares of common stock, including 19,912 shares to related parties, in connection with the payment of indebtedness in the aggregate amount of $250,575.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (Unaudited)
                                   (Continued)

NOTE 2 -          STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                  ------------------------------------------
                  WARRANT ISSUANCES TO CONSULTANTS
                  --------------------------------

                  In July, 1997, in connection with the May 1997 agreement with the Company's consultant, which superseded all prior agreements with the consultant, the Company agreed to issue the consultant warrants to purchase 300,000 shares of common stock at a price of $5.00 per share. The shares of common stock issuable upon exercise of these warrants will be restricted securities under the Securities Act of 1933. The warrants are immediately exercisable, expire two years from the date of grant, and are callable upon 60 days notice. As of September 1, 1997, the Company and the consultant, by mutual agreement, terminated all prior agreements between them, including the May 1997 agreement.

                  In November 1997, the Company issued to a consultant for services rendered warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $5.00 per share. The warrants become fully exercisable in November 1998.

                  Increase in Common Shares Authorized
                  ------------------------------------

                  In July 1997, the Company amended its Articles of Incorporation to increase its authorized common shares from 16,666,666 to 40,000,000 shares.

                  Stock Options
                  -------------

                  During September 1997, the Company granted to certain officers and directors options to purchase an aggregate of 610,000 shares of common stock pursuant to the Company's 1997 Amended and Restated Non Qualified Stock Option Plan. The options had a term of 10 years, exercise prices ranging from $5.50 to $6.00 per share, and were exercisable as follows: 25% were immediately exercisable and the remaining 75% became exercisable in 24 equal monthly installments commencing one month from the date of grant. In November 1997, certain officers and directors surrendered options to purchase an aggregate of 1,015,000 shares of common stock in exchange for replacement options to purchase a total of 1,015,000 shares with an exercise price of $4.00 per share. Of these 1,015,000 options, options to purchase 600,230 shares are immediately exercisable and the remaining 414,770 become exercisable in twenty-two equal monthly installments, commencing one month from the date of grant. The options were granted under the 1997 Amended and Restated Non-Qualified Stock Option Plan.

NOTE 3 -          SUBSEQUENT EVENTS
                  -----------------
                  CONVERSION OF CONVERTIBLE DEBT
                  ------------------------------

                  In January 1998, of the $1,000,000 of Convertible Notes outstanding at November 30, 1997, Convertible Notes in the aggregate principal amount of $800,000 were converted, in accordance with the terms of the Notes, into an aggregate of 268,922 shares of common stock.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report.

OVERVIEW

        ConSyGen, Inc., a Texas corporation (the "Company"), was incorporated on September 28, 1988 as C-Square Ventures, Inc. The Company was formed for the purpose of obtaining capital in order to take advantage of domestic and foreign business opportunities which may have profit potential. On March 16, 1989, the Company (then C Square Ventures, Inc.) completed an initial public offering.

ACQUISITION OF CONSYGEN, INC.

        The Company entered into an agreement, dated as of August 28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). Immediately prior to the acquisition transaction, the Company effected a 1-for-40 reverse split of its Common Stock. The Company closed the acquisition of ConSyGen-Arizona on September 5, 1996. As a result of the acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of the Company. The transaction has been treated as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and the Company being the acquired company.

         The Company and its wholly-owned subsidiary, ConSyGen-Arizona, are herein collectively referred to as the "Company."

RECENT FINANCINGS

        In June 1997, the Company raised approximately $1,080,000, before deducting a finder's fee of approximately $80,000, through the private placement of 120,000 shares of Common Stock.

        In late August and early September, 1997, the Company raised $882,500, before deducting a finder's fee of $66,000, through the private placement of 152,000 shares of Common Stock.

        In September 1997, the Company sold 900,000 shares of Common Stock in a private placement for gross proceeds of $5,276,250. In connection with this offering, the Company paid a finder's fee consisting of approximately $185,000 in cash and 31,500 shares of Common Stock. The net proceeds of this offering were approximately $5.1 million.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

        Although the Company is actively marketing its ConSyGen 2000 and ConSyGen Conversion toolsets, the Company is not currently generating significant revenue from its ConSyGen 2000 or its ConSyGen Conversion toolset, or otherwise. Although the Company has completed several pilot (non-revenue generating) Year 2000 conversion projects, and is currently working on two revenue generating conversion projects, the Company has not yet completed a revenue generating Year 2000 conversion project. The Company did complete several revenue generating migration projects from 1993 to 1995, but the Company has not since completed such a project. Instead, the Company's efforts have been focused on the further development of its ConSyGen Conversion toolset, including extending the toolset to cover new hardware environments. Such further development and extension of the toolset was necessary, as the toolset was limited in application to Honeywell/BULL systems and the Company desired to significantly increase the speed of conversions. The Company recently entered into three revenue generating contracts, pursuant to which the Company is providing conversion services, including both migration and Year 2000 correction services.

Quarterly and Six Month Periods Ended November 30, 1997 and 1996

        Net Losses. For the quarter ended November 30, 1997, the Company incurred net losses of $1,010,000, compared with net losses of $4,816,000 for the comparable prior quarter, a decrease of $3,806,000. For the six months ended November 30, 1997, the Company incurred net losses of $1,754,000, compared with net losses of $6,168,000 for the comparable prior period, a decrease of $4,414,000. An explanation of these losses is set forth below.

        Revenues. For the quarter ended November 30, 1997, the Company had operating revenue of $121,000, compared with no operating revenue for the comparable prior period. For the six months ended November 30, 1997, the Company had $121,000 in operating revenue, compared with no operating revenue in the comparable prior period. This revenue was related to a conversion services contract which the Company is currently performing. The Company has abandoned its software licensing and maintenance business and is now focused on the marketing of its conversion services, including its Year 2000 conversion services.

        Software Development Expenses. For the quarter ended November 30, 1997, software development expenses were $294,000, compared with $263,000 for the quarter ended November 30, 1996, an increase of approximately $31,000. For the six months ended November 30, 1997, software development expenses were $578,000, compared with $473,000 for the comparable prior period, an increase of $105,000. These increases in software development expenses are primarily attributable to the Company's hiring of additional personnel dedicated to the development of software for use in providing conversion services, including Year 2000 conversion services.

        General and Administrative Expenses. For the quarter ended November 30, 1997, general and administrative expenses were approximately $706,000, compared with approximately $4,479,000 for the quarter ended November 30, 1996, a decrease of $3,773,000. This decrease in general and administrative expenses was primarily attributable to a decrease of $4,173,000 in non-cash compensation expenses (related to stock issued for services), offset by the following: a $123,000 increase in expenses associated with the Company's status as a public company; a $244,000 increase in payroll and related expenses, and a $33,000 increase in other general expenses. For the six months ended November 30, 1997, general and administrative expenses were $1,040,000, compared with $5,506,000 for the comparable prior period, a decrease of $4,466,000. This decrease in general and administrative expenses was primarily attributable to a decrease of $5,062,000 in non-cash compensation expenses (related to stock issued for services), offset by the following: a $257,000 increase in expenses associated with the Company's status as a public company and a $339,000 increase in payroll and related expenses.

        Depreciation Expense. For the quarter ended November 30, 1997, depreciation expense was approximately $25,000, compared with $5,000 for the comparable prior period, an increase of $20,000. For the six months ended November 30, 1997, depreciation expense was $38,000, compared with $10,000, for the comparable prior period. These increases are attributable primarily to purchases of furniture and equipment.

        Amortization Expense. For the quarter ended November 30, 1997, amortization of debt issuance expense was $9,000, compared with $11,000 for the comparable prior period, a decrease of $2,000. For the six months ended November 30, 1997, amortization of debt issuance expense was $17,000, compared with $73,000 for the comparable prior period, a decrease of $56,000. These decreases are attributable to certain debt issuance expenses having been fully amortized.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        At November 30, 1997 the Company continued to incur, and has historically incurred, substantial and recurring losses. For the six months ended November 30, 1997, the Company did not generate significant operating revenue. The Company continues, however, to incur substantial costs and expenses in connection with its business operations. As noted above, the Company recently entered into three revenue generating contracts, pursuant to which the Company is providing conversion services, including both migration and Year 2000 correction services.

        The Company's cash and cash equivalent balances were approximately $4,683,000 at November 30, 1997, compared with $21,000 at May 31, 1997. The
Company had working capital of approximately $4,321,000 at November 30, 1997, compared with a working capital deficit of approximately $857,000 at May 31, 1997, an increase in working capital of approximately $5,178,000. This increase in working capital is primarily attributable to proceeds from the sale of Common Stock.

        The Company believes that it now has sufficient capital to fund its continuing operations for approximately twelve months.

        As of January 1998, the Company had no material commitments with respect to capital expenditures.

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

                           PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

        On September 29, 1997, the Company sold 900,000 shares of Common Stock in a private placement for gross proceeds of $5,276,250. In connection with this offering, the Company paid the following finder's fee: approximately $185,000 in cash and 31,500 shares of Common Stock. The net proceeds of this offering were approximately $5.1 million. The securities were offered and sold exclusively to "accredited investors," within the meaning of Rule 501 under the Securities Act of 1933, as amended (the "Act").

        In October 1997, the Company issued 30,747 shares of Common Stock in payment of indebtedness in the aggregate amount of $250,575.

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

        On November 10, 1997, the Company issued to a consultant of the Company warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $5.00 per share. The warrants were issued to the consultant in consideration of services rendered to the Company. The sale of these warrants was exempt from registration under Section 5 of the Act, pursuant to Section 4(2) of the Act and the rules and regulations thereunder. The facts relied upon by the issuer were as follows: the consultant is an "accredited investor," within the meaning of Rule 501 under the Act; the warrants were not offered or sold my means of any general solicitation or advertising; the consultant is sophisticated about business and financial matters and knowledgeable about the Company and its prospects; and the issuer took reasonable steps to assure that the consultant was not an underwriter within the meaning of Section 2(11) under the Act.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A Special Meeting in Lieu of Annual Meeting of the Stockholders of the Company was held on November 20, 1997. At such Meeting, the Stockholders of the Company re-elected Robert L. Stewart, Leslie F. Stewart and Ronald I. Bishop as the directors of the Company.

        The number of votes cast with respect to the election of directors was as follows:

DIRECTOR               FOR                  AGAINST                  ABSTAIN
--------               ---                  -------                  -------

Robert L. Stewart      10,700,342           15,902                   117,466
Leslie F. Stewart      10,700,323           15,921                   117,466
Ronald I. Bishop       10,715,742              502                   117,466

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

EXHIBIT NO.                DESCRIPTION OF EXHIBIT
                           ----------------------

2 Plan of Acquisition between the Company and the stockholders of ConSyGen, Inc., an Arizona corporation, dated August 28, 1996, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated September 5, 1996 and incorporated herein by reference.

3.1               Articles of Incorporation of the Company, as amended.(1)

3.2 By-Laws of the Company, filed as Exhibit 3.B to the Company's Registration Statement on Form S-18, File No. 33-22900-FW, and incorporated herein by reference.

4.1 Specimen common stock certificate, filed as Exhibit 4.B to the Company's Registration Statement on Form S-18, File No. 33-22900-FW, and incorporated herein by reference.

4.2 Form of Common Stock Purchase Warrant used in connection with the issuance of warrants to purchase an aggregate of 1,000,000 shares of the Company's Common Stock, $.003 par value.(2)

4.3 Subscription Agreement between the Company and Little Wing, L.P. for convertible debt of the Company (including Summary of Terms).(2)

4.4 Subscription Agreement between the Company and Tonga Partners, L.P. for convertible debt of the Company (including Summary of Terms).(2)

4.5 Form of Subscription Agreement used in connection with Rule 506 offering in the aggregate amount of $1,080,000.(1)

4.6 Form of Subscription Agreement used in connection with Rule 506 offering in the aggregate amount of $882,500.(1)

4.7 Form of Common Stock Purchase Warrant issued to a consultant, Howard R. Baer, in August 1997.(1)

4.8 Common Stock Purchase Warrant issued to Howard R. Baer's designee, Kevin C. Baer, in August 1997.(1)

4.9 Subscription Agreement used in Rule 506 offering in the aggregate amount of $5,276,250.(3)

4.10 Form of Subscription Agreement used in connection with issuance of shares in payment of indebtedness in the aggregate amount of approximately $250,000.(3)

----------------------
(1) Filed as an Exhibit, with the same Exhibit number, to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.
(2) Filed as an Exhibit, with the same Exhibit number, to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.
(3) Filed as an Exhibit, with the same Exhibit number, to the Company's Registration Statement on Form S-1, File No. 333-40649, and incorporated herein by reference.

Item 6.  EXHIBITS AND REPORTS IN FORM 8-K - CONTINUATION

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
                  ----------------------

4.11 Common Stock Purchase Warrant issued to a consultant's designee, Irvington International Limited, in November, 1997.(3)

10.1              Agreement between the Company and Carriage House Capital, Inc.
                  dated May 19, 1997, superseding letter agreements (also filed as Exhibit 10.1) between Carriage House Capital, Inc. and the Company's wholly-owned subsidiary, dated June 14, 1996 and October 26, 1995.(2)

10.2 Consulting Agreement between Carriage House Capital, Inc. and the Company dated July 10, 1996.(2)

10.3 Consulting Agreement between Mikesco, Inc. and the Company dated July 10, 1996.(2)

10.4 Consulting Agreement between Concorda Corp. and the Company dated July 10, 1996.(2)

10.5              Consulting Agreement between Scarlet Investment Group, Inc.
                  and the Company dated July 10, 1996. (2)

10.6 Consulting Agreement between The Canter Corporation and the Company dated August 20, 1996.(2)

10.7              Company's 1996 Non-Qualified Stock Option Plan.(2)

10.8              Company's Amended and Restated 1997 Non-Qualified Stock Option
                  Plan.(3)

10.9 Consulting Agreement between the Company and Innovative Research Associates, Inc.(2)

10.10 Form of Indemnification Contract between the Company and each executive officer and director of the Company.(3)

10.11 Agreement between the Company and Carriage House Capital, Inc., effective as of September 1, 1997, terminating all existing agreements between the Company and Carriage House Capital, Inc. and its affiliates.(3)

27                Financial Data Schedule

(b)  Reports on Form 8-K

        Not applicable.



-------------------------------
(2) Filed as an Exhibit, with the same Exhibit number, to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.
(3) Filed as an Exhibit, with the same Exhibit number, to the Company's Registration Statement on Form S-1, File No. 333-40649, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CONSYGEN, INC.

Date: January 14, 1998                       By: /s/ Ronald I. Bishop
     ---------------------------------           --------------------
                                                   Ronald I. Bishop, President
                                                   and Chief Executive Officer

Date: January 14, 1998                       By: /s/ Kenneth Harvey
     ---------------------------------           ------------------
                                                   Kenneth Harvey, Controller
                                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION OF EXHIBIT
                           ----------------------

2 Plan of Acquisition between the Company and the stockholders of ConSyGen, Inc., an Arizona corporation, dated August 28, 1996, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated September 5, 1996 and incorporated herein by reference.

3.1               Articles of Incorporation of the Company, as amended.(1)

3.2 By-Laws of the Company, filed as Exhibit 3.B to the Company's Registration Statement on Form S-18, File No. 33-22900-FW, and incorporated herein by reference.

4.1 Specimen common stock certificate, filed as Exhibit 4.B to the Company's Registration Statement on Form S-18, File No. 33-22900-FW, and incorporated herein by reference.

4.2 Form of Common Stock Purchase Warrant used in connection with the issuance of warrants to purchase an aggregate of 1,000,000 shares of the Company's Common Stock, $.003 par value.(2)

4.3 Subscription Agreement between the Company and Little Wing, L.P. for convertible debt of the Company (including Summary of Terms).(2)

4.4 Subscription Agreement between the Company and Tonga Partners, L.P. for convertible debt of the Company (including Summary of Terms).(2)

4.5 Form of Subscription Agreement used in connection with Rule 506 offering in the aggregate amount of $1,080,000.(1)

4.6 Form of Subscription Agreement used in connection with Rule 506 offering in the aggregate amount of $882,500.(1)

4.7 Form of Common Stock Purchase Warrant issued to a consultant, Howard R. Baer, in August 1997.(1)

4.8 Common Stock Purchase Warrant issued to Howard R. Baer's designee, Kevin C. Baer, in August 1997.(1)

4.9 Subscription Agreement used in Rule 506 offering in the aggregate amount of $5,276,250.(3)

-----------------------------
(1) Filed as an Exhibit, with the same Exhibit number, to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.
(2) Filed as an Exhibit, with the same Exhibit number, to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.
(3) Filed as an Exhibit, with the same Exhibit number, to the Company's Registration Statement on Form S-1, File No. 333-40649, and incorporated herein by reference.

EXHIBIT NO.                DESCRIPTION OF EXHIBIT
                           ----------------------

4.10 Form of Subscription Agreement used in connection with issuance of shares in payment of indebtedness in the aggregate amount of approximately $250,000.(3)

4.11 Common Stock Purchase Warrant issued to a consultant's designee, Irvington International Limited, in November, 1997.(3)

10.1              Agreement between the Company and Carriage House Capital, Inc.
                  dated May 19, 1997, superseding letter agreements (also filed as Exhibit 10.1) between Carriage House Capital, Inc. and the Company's wholly-owned subsidiary, dated June 14, 1996 and October 26, 1995.(2)

10.2 Consulting Agreement between Carriage House Capital, Inc. and the Company dated July 10, 1996.(2)

10.3 Consulting Agreement between Mikesco, Inc. and the Company dated July 10, 1996.(2)

10.4 Consulting Agreement between Concorda Corp. and the Company dated July 10, 1996.(2)

10.5              Consulting Agreement between Scarlet Investment Group, Inc.
                  and the Company dated July 10, 1996.(2)

10.6 Consulting Agreement between The Canter Corporation and the Company dated August 20, 1996.(2)

10.7              Company's 1996 Non-Qualified Stock Option Plan.(2)

10.8              Company's Amended and Restated 1997 Non-Qualified Stock Option
                  Plan.(3)

10.9 Consulting Agreement between the Company and Innovative Research Associates, Inc.(2)

10.10 Form of Indemnification Contract between the Company and each executive officer and director of the Company.(3)

10.11 Agreement between the Company and Carriage House Capital, Inc., effective as of September 1, 1997, terminating all existing agreements between the Company and Carriage House Capital, Inc. and its affiliates.(3)

27                Financial Data Schedule

------------------------
(2) Filed as an Exhibit, with the same Exhibit number, to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.
(3) Filed as an Exhibit, with the same Exhibit number, to the Company's Registration Statement on Form S-1, File No. 333-40649, and incorporated herein by reference.