Form 10-Q
period 1998-02-28
CONSYGEN INC
filed 1998-04-14
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

                For the quarterly period ended February 28, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes (X) No ( ) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


15,312,523 shares of Common Stock, $.003 par value, as of April 6, 1998.

                                 CONSYGEN, INC.
                                 --------------

                                      INDEX
                                      -----


PART I            FINANCIAL INFORMATION:

                  Consolidated Balance Sheets,
                           February 28, 1998 and May 31, 1997

                  Consolidated Statements of Operations - Nine Months and Three
                           Months Ended February 28, 1998 and February 28, 1997

                  Consolidated Statements of Cash Flows - Nine
                           Months Ended February 28, 1998 and February 28, 1997

                  Notes to Consolidated Financial Statements

                  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

PART II           OTHER INFORMATION

                  SIGNATURES

Part I - Financial Information

Item 1.  Financial Statements
         --------------------

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                ASSETS
                                                ------
                                                                 February 28, 1998       May 31, 1997
                                                                 -----------------       ------------
Current Assets:
      Cash and Cash Equivalents                                       $  3,819,609       $     21,483
      Accounts Receivable                                                   84,942               --
      Debt Issuance Expense - Net                                             --               33,336
      Prepaid Expenses                                                      62,375             18,225
      Other Current Assets                                                   1,750               --
                                                                      ------------       ------------

           Total Current Assets                                          3,968,676             73,044
                                                                      ------------       ------------

Furniture and Equipment - Net                                              321,622             72,031
                                                                      ------------       ------------

Other Assets:
      Debt Issuance Expense - Net of Current Portion                          --               61,108
      Other Assets                                                           6,496              4,596
                                                                      ------------       ------------

           Total Other Assets                                                6,496             65,704
                                                                      ------------       ------------

Total Assets                                                          $  4,296,794       $    210,779
                                                                      ============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                            ----------------------------------------------

Current Liabilities:
      Accounts Payable                                                $     49,212       $     62,704
      Notes Payable                                                         83,317            259,507
      Loans Payable                                                           --              160,000
      Loans Payable - Related Parties                                         --              139,177
      Accrued Liabilities                                                  166,348            308,899
                                                                      ------------       ------------

           Total Current Liabilities                                       298,877            930,287

Long-Term Debt                                                                --            1,000,000
                                                                      ------------       ------------

           Total Liabilities                                               298,877          1,930,287
                                                                      ------------       ------------

Stockholders' Equity (Deficit):
      Common Stock, $.003 Par Value, 40,000,000
         Shares Authorized, Issued and Outstanding
         15,382,523 Shares at Feb 28, 1998 and
         13,796,231 Shares at May 31, 1997                                  46,148             41,389
      Additional Paid-in Capital                                        25,261,228         17,108,689
      Accumulated Deficit                                              (21,309,459)       (18,869,586)
                                                                      ------------       ------------

           Total Stockholders' Equity (Deficit)                          3,997,917         (1,719,508)
                                                                      ------------       ------------

Total Liabilities and Stockholders' Equity (Deficit)                  $  4,296,794       $    210,779
                                                                      ============       ============

The accompanying notes are an integral part of the financial statements.

                                            CONSYGEN, INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                              (Unaudited)

                                                 For The Three                   For The Nine
                                                 Months Ended                    Months Ended
                                                 February 28,                    February 28,
                                                 ------------                    ------------
                                             1998            1997            1998            1997
                                             ----            ----            ----            ----

Revenues:
   Conversion Services                   $    237,942    $       --      $    358,942    $       --
   Interest Income                             58,310            --            97,898            --
                                         ------------    ------------    ------------    ------------
            Total Revenues                    296,252            --           456,840            --
                                         ------------    ------------    ------------    ------------

Costs and Expenses:
   Cost of Conversion Services                 93,246            --           130,160            --
   Software Development                       256,748         128,209         834,580         601,701
   General and Administrative                 565,489         397,852       1,605,677       5,904,165
               Expenses
   Interest Expense                           (38,500)         25,399         166,454         130,443
   Depreciation and Amortization              104,878          28,632         159,842         111,562
                                         ------------    ------------    ------------    ------------

            Total Costs and Expenses          981,861         580,092       2,896,713       6,747,871
                                         ------------    ------------    ------------    ------------

Net Loss                                 $   (685,609)   $   (580,092)   $ (2,439,873)   $ (6,747,871)
                                         ============    ============    ============    ============

Weighted Average Common
     Shares Outstanding                    15,208,380      13,686,231      14,664,930      11,816,447
                                         ============    ============    ============    ============

Basic Loss Per Common Share              $      (0.05)   $      (0.04)   $      (0.17)   $      (0.57)
                                         ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Nine Months Ended
                                                                                 February 28,
                                                                         ----------------------------

                                                                             1998             1997
                                                                             ----             ----

Cash Flows from Operating Activities:
     Net Loss                                                            $(2,439,873)     $(6,747,871)
     Adjustments to Reconcile Net Loss to
        Net Cash (Used) by Operating
        Activities:
               Depreciation                                                   65,398           14,228
               Stock Issued for Services                                     106,400        5,167,961
               Amortization of Debt Issuance Expense                          94,444           97,334
               Loan Interest  - Additional Paid-in Capital                    12,840           81,515
               Changes in Operating Assets and Liabilities:
                  Accounts Receivable                                        (84,942)          13,265
                  Prepaid Expenses and Other Assets                          (47,800)           1,317
                  Accounts Payable                                           (13,492)         (48,713)
                  Accrued Liabilities                                       (142,551)          46,547
                                                                         -----------      -----------

                      Net Cash (Used) by Operating Activities             (2,449,576)      (1,374,417)
                                                                         -----------      -----------

Cash Flows from Investing Activities:
     Purchases of Furniture and Equipment                                   (314,989)         (30,227)
                                                                         -----------      -----------

                      Net Cash (Used) by Investing Activities               (314,989)         (30,227)
                                                                         -----------      -----------

Cash Flows from Financing Activities:
     Proceeds of Debt Financing                                                 --          1,123,700
     Proceeds from Sale of Common Stock                                    7,238,750             --
     Commissions on Sale of Common Stock                                    (326,267)            --
     Expenses of Offering                                                   (125,000)            --
     Proceeds of Loans and Notes Payable                                        --            360,908
     Payments  of Loans and Notes Payable                                   (247,890)         (50,000)
     Proceeds of Loans Payable -- Related Parties                             23,190             --
     Payments of Loans Payable -- Related Parties                                (92)         (29,713)
                                                                         -----------      -----------

                      Net Cash Provided by Financing Activities            6,562,691        1,404,895
                                                                         -----------      -----------

Net Increase in Cash and Cash Equivalents                                  3,798,126              251

Cash and Cash Equivalents  --Beginning of Period                              21,483             --
                                                                         -----------      -----------

Cash and Cash Equivalents  --End of Period                               $ 3,819,609      $       251
                                                                         ===========      ===========

The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                     For the Nine Months Ended
                                                                            February 28,
                                                                 ---------------------------------

                                                                       1998              1997
                                                                       ----              ----
Supplemental Cash Flow Information:

     Cash Paid for Interest                                      $       104,371   $         3,010
                                                                 ===============   ===============

     Cash Paid for Income Taxes                                  $          --     $          --
                                                                 ===============   ===============

Supplemental Disclosure of Non-Cash Financing Activities:

     Cancellation of Debt into Additional Paid-In Capital-
        Related Parties                                          $          --     $       350,000
                                                                 ===============   ===============

     Issuance of Common Stock as Debt Issuance Expense           $          --     $        24,000
                                                                 ===============   ===============

     Issuance of Common Stock as Payment of Debt-
        Related Parties                                          $       162,275   $       350,000
                                                                 ===============   ===============

     Effect of Reverse Acquisition - Accounts Payable Acquired   $          --     $         6,800
                                                                 ===============   ===============

     Issuance of Common Stock as Payment of Debt                 $        88,300   $     1,182,543
                                                                 ===============   ===============

     Cancellation of Debt into Additional Paid-in Capital        $          --     $        87,200
                                                                 ===============   ===============

     Issuance of Common Stock as Commissions on Sale of
     Common Stock                                                $       206,269   $          --
                                                                 ===============   ===============

     Issuance of Common Stock upon Conversion of Debt            $     1,000,000   $          --
                                                                 ===============   ===============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (Unaudited)


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

                  During September 1997, the Company sold 152,000 shares of common stock for gross proceeds of $882,500. In connection with this sale, the Company paid finder's fees of $66,000. These shares were sold in a private placement exempt from registration under the Act, pursuant to Regulation D promulgated thereunder.

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

NOTE 2 -          Stockholders' Equity (Deficit) (Continued)
                  ------------------------------

                  Common Stock Issued for Payment of Debt
                  ---------------------------------------

                  In October 1997, the Company issued 30,747 shares of common stock, including 19,912 shares to related parties, in connection with the payment of indebtedness in the aggregate amount of $250,575.

                  Common Stock Issued Upon Conversion of Debt
                  -------------------------------------------

                  During the quarter ended February 28, 1998, the Company issued 328,445 shares of common stock in connection with the conversion of outstanding convertible debt in the aggregate principal amount of $1,000,000.

                  Warrant Issuances to Consultants
                  --------------------------------

                  In July, 1997, in connection with the May 1997 agreement with the Company's consultant, which superseded all prior agreements with the consultant, the Company agreed to issue the consultant warrants to purchase 300,000 shares of common stock at a price of $5.00 per share. The shares of common stock issuable upon exercise of these warrants will be restricted securities under the Securities Act of 1933. The warrants are immediately exercisable, expire two years from the date of grant, and are callable upon 60 days notice. As of September 1, 1997 the Company and the consultant, by mutual agreement, terminated all prior agreements between them, including the May 1997 agreement.

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

                  Stock Options
                  -------------

                  During September 1997, the Company granted to certain officers and directors options to purchase an aggregate of 610,000 shares of Common Stock pursuant to the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan. The options had a term of 10 years, exercise prices ranging from $5.50 to $6.00 per share, and were exercisable as follows: 25% were immediately exercisable and the remaining 75% became exercisable in 24 equal monthly installments commencing one month from the date of grant. In November 1997, certain officers and directors surrendered options to purchase an aggregate of 1,015,000 shares of common stock in exchange for replacement options to purchase a total of 1,015,00 shares with an exercise price of $4.00 per share. Of these 1,015,000 options, options to purchase 600,230 shares were immediately exercisable and the remaining 414,770 were to become exercisable in twenty-

NOTE 2 -          Stockholders' Equity (Deficit) (Continued)
                  ------------------------------

two equally monthly installments, commencing one month from the date of grant. The options were granted under the 1997 Amended and Restated Non-Qualified Stock Option Plan.

                  During February 1998, the Company granted to certain officers options to purchase an aggregate of 260,000 shares of Common Stock pursuant to the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan. The options have a term of 10 years, an exercise price of $4.75 per share, and become exercisable as follows: 25% are immediately exercisable and the remaining 75% will become exercisable in 24 equal monthly installments commencing one month from the date of grant.

                  During February 1998, the Company granted to each of its three independent directors options to purchase 10,000 shares of Common Stock pursuant to the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan. The options have a term of 10 years, an exercise price of $3.50 per share, and become exercisable as follows: 50% are immediately exercisable and the remaining 50% will become exercisable in twelve months from the date of grant.


NOTE 3 -          Recently Issued Accounting Standards
                  ------------------------------------

                  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). The new rules are effective for both interim and annual financial statements for periods ending after December 15, 1997. SFAS 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. The previous primary earnings per share ("EPS") calculation is replaced with basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of dilutive impact to basic EPS. Accordingly, the Company has adopted SFAS 128 effective February 28, 1998. Since SFAS 128 states that the computation of diluted EPS shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share, presentation of diluted EPS has been omitted.


NOTE 4 -          Subsequent events
                  -----------------

                  Building
                  --------

                 In March 1998, the Company acquired a 10,000 square foot facility in Tempe Arizona for its operational and corporate headquarters for approximately $800,000 in cash. The Company anticipates move to the new facility to be completed during the fiscal quarter ending May 31, 1998.

NOTE 4 -          Subsequent events (Continued)
                  -----------------

                  Nasdaq SmallCap Market Approval
                  -------------------------------

                  In March 1998, in order to satisfy one of the conditions of the Nasdaq Stock Market to listing the Company's Common Stock on the Nasdaq SmallCap Market, the Company purchased 70,000 shares of its common stock for $400,000 in cash. On April 7, 1998, the Nasdaq Stock Market approved the Company's Common Stock for listing on the Nasdaq SmallCap Market, and on April 9, 1998, the Company's Common Stock began trading on the SmallCap Market.

                  Stock Options
                  -------------

                  During March 1998, the Company granted to a certain officer options to purchase 50,000 shares of Common Stock pursuant to the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan. The options have a term of 10 years, an exercise price of $4.50 per share, and become exercisable as follows: 25% are immediately exercisable and the remaining 75% will become exercisable in 24 equal monthly installments commencing one month from the date of grant.









                      (This space intentionally left blank)

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in the Report. The Company and its wholly-owned subsidiary, ConSyGen-Arizona, are herein collectively referred to as the "Company."

Recent Financings

         In June 1997, the Company raised approximately $1,080,000, before deducting a finder's fee of approximately $80,000, through the private placement of 120,000 shares of Common Stock. In late August and early September 1997, the Company raised $882,500, before deducting a finder's fee of $66,000, through the private placement of 152,000 shares of Common Stock. In September 1997, the Company sold 900,000 shares of Common Stock in a private placement for gross proceeds of $5,276,250. In connection with this offering, the Company paid a finder's fee consisting of approximately $185,000 in cash and 31,500 shares of Common Stock. The net proceeds of this offering were approximately $5.1 million.

Common Stock Issued Upon Conversion of Debt
-------------------------------------------

         During the quarter ended February 28, 1998, Convertible Notes in the aggregate principal amount of $1,000,000 were converted, in accordance with the terms of the Notes, into an aggregate of 328,445 shares of Common Stock.

Material Changes in Results of Operations

         The  active   marketing  of  ConSyGen  2000  has  resulted  in  several
contracts, pursuant to which the Company is providing conversion services, including both migration and Year 2000 correction services.

Quarterly and Nine Month Periods Ended February 28, 1998 and 1997

         Net Losses. For the quarter ended February 28, 1998, the Company incurred net losses of $685,609, compared with net losses of $580,092 for the comparable prior quarter, an increase of $105,517. For the nine months ended February 28, 1998, the Company incurred net losses of $2,439,873, compared with net losses of $6,747,871 for the comparable prior period, a decrease of $4,237,998.

         Revenues. For the three and nine months ended February 28, 1998, the Company had operating revenue of $237,942 and $358,942, respectively, compared with no operating revenue for the comparable prior periods. The increase in revenue was related to several completed and in process conversion service contracts.

         Cost of Conversion Services. Cost of conversion services consists primarily of personnel costs directly related to the performance of conversion services by the Company. Before the commencement of revenue generating operations, the personnel currently dedicated to the provision of conversion services were dedicated to software development, and, accordingly, the costs directly related to such personnel were previously included in software development expense. For the three and nine months ended February 28, 1998, cost of conversion services were $93,246 and $130,160, respectively, compared with no expense for the comparable prior periods. The increase in cost of conversion services is primarily attributable to the redeployment of personnel, from software development to the provision of conversion services, and the hiring of additional personnel.

         Software Development Expenses. For the quarter ended February 28, 1998, software development expenses were $256,748, compared with $128,209 for the quarter ended February 28, 1997, an increase of approximately $128,539. For the nine months ended February 28, 1998, software development expenses were $834,580, compared with $601,701, for the comparable prior period, an increase of $232,879. These increases in software development expenses are primarily attributable to the Company's hiring of additional personnel dedicated to the development of software for use in providing Year 2000 conversion services and migration services.

         General and Administrative Expenses. For the quarter ended February 28, 1998, general and administrative expenses were $565,489, compared with $397,852 for the quarter ended February 28, 1997, an increase of approximately $167,637. This increase in general and administrative expenses is primarily attributable to the settlement of a disputed claim and the payment of related expense. For the nine months ended February 28, 1998, general and administrative expenses were $1,605,677, compared with $5,904,165 for the comparable prior period, a decrease of $4,298,488. This decrease in general and administrative expenses was primarily attributable to a decrease of approximately $4,900,000 in non-cash compensation expenses (related to stock issued for services), offset by the following: a $341,000 increase in expenses associated with the Company's status as a public company and a $374,000 increase in payroll and related expenses related to hiring additional personnel.

         Interest Expense. For the quarter ended February 28, 1998, interest expense was $(38,500), compared with $25,399 for the comparable prior period. The negative interest expense is primarily due to the reversal of accrued interest expense on certain indebtedness, which was waived during the quarter. For the nine months ended February 28, 1998, interest expense was $166,454, compared with $130,443 for the comparable prior period. The increase is attributable primarily to interest on long-term debt, which is no longer outstanding.

         Depreciation Expense. For the quarter ended February 28, 1998, depreciation expense was approximately $27,000, compared with $5,000 for the comparable prior period. For the nine months ended February 28, 1998, depreciation expense was $65,000, compared with $14,000 for the comparable prior period. These increases are attributable primarily to purchases of furniture and equipment.

         Amortization Expense. For the quarter ended February 28, 1998, amortization expense was $78,000, compared with $24,000 for the quarter ended February 28, 1997, an increase of approximately $54,000. The increase in debt issuance expenses is primarily attributable to the full amortization, during the quarter ended February 28, 1998, of the debt issuance cost balance of $78,000 in connection with the conversion of debt to equity, partially offset by certain other debt issuance costs having been fully amortized. For the nine months ended February 28, 1998, amortization expense was $95,000, compared with $98,000 for the nine months ended February 28, 1997, a decrease of $3,000.

Material Changes in Financial Condition, Liquidity and Capital Resources

         As of February 28, 1998, the Company had $3,819,609 in cash and cash equivalents, compared with approximately $21,000 at May 31, 1997. The Company had working capital of approximately $3,670,000 at February 28, 1998, compared with a working capital deficit of approximately $857,000 at May 31, 1997, an increase in working capital of approximately $4,527,000. The increase in working capital is primarily attributable to proceeds from the sale of common stock and a decrease in loans and notes payable and accrued liabilities in the aggregate amount of approximately $619,000. The Company had no long-term debt at February 28, 1998, compared with $1,000,000 in long-term debt at May 31, 1997. During the quarter ended February 28, 1998, the $1,000,000 in long-term debt was converted into an aggregate of 328,445 shares of common stock, in accordance with the terms of such indebtedness.

         Although the Company's operating results have been improving, at February 28, 1998, the Company continued to incur significant losses. During the nine months ended February 28, 1998, the Company's operations used approximately $2.5 million in cash, an average of approximately $277,000 per month. Although the Company believes that the amount of cash being used by its operations is decreasing as the Company's revenues increase, if the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility. Although there can be no assurance, the Company believes that it can obtain additional capital in the form of debt or equity financing, if needed. The Company believes that through its operations and available capital it will be able to fund its continuing operations for at least the next 12 months.

         As of February 28 1998, the Company had committed to spend $800,000 in cash on a 10,000 square foot building in Tempe, Arizona, to be used as the Company's headquarters and operational facility. The Company completed the acquisition on March 18, 1998 out of its then available cash. The Company expects to spend approximately $60,000 out of its available cash to ready the new facility for occupancy, including for office and computer equipment.

         In March 1998, the Company purchased 70,000 shares of its issued and outstanding common stock for $400,000 in cash. The Company does not expect to make further purchases of its common stock.

Impact of Inflation

         Increases in the inflation rate are not expected to effect the Company's operating expenses. Although the Company has no current plans to borrow additional funds, if it were to do so at variable interest rates, any increase in interest rates would increase the Company's borrowed funds.

Seasonality

         The Company's operations are not affected by seasonal fluctuations, although the Company's cash flows may at times be affected by fluctuations in the timing for large contracts.









                      (This space intentionally left blank)

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

Exhibit No.                Description of Exhibit
                           ----------------------

2 Plan of Acquisition between the Company and the stockholders of ConSyGen, Inc., an Arizona corporation , dated August 28, 1996, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated September 5, 1996 and incorporated herein by reference.

3.1               Articles of Incorporation of the Company, as amended.(1)

3.2               Amended and Restated By-Laws of the Company.

4.1               Specimen common stock certificate, filed as Exhibit 4.B to the
                  Company's   Registration  Statement  on  Form  S-8,  File  No.
                  33-22900-FW. And incorporated herein by reference.

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

4.11              Common  Stock  Purchase   Warrant  issued  to  a  consultant's
                  designee,   Irvington   International  Limited,  in  November,
                  1997.(3)

10.7              Company's 1996 Non-Qualified Stock Option Plan.(2)

10.8              Company's Amended and Restated 1997 Non-Qualified Stock Option
                  Plan.(3)

10.10 Form of Indemnification Contract between the Company and each executive officer and director of the Company.(3)

-----------------------------

(1) Filed as an Exhibit, with the same Exhibit number, to the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.
(2) Filed as an Exhibit, with the same Exhibit number, to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.
(3) Filed as an Exhibit, with the same Exhibit number, to the Company's Registration Statement on Form S-1 File No. 333-40649, and incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K - Continuation
         -----------------------------------------------

Exhibit No.                Description of Exhibit
                           ----------------------


27                 Financial Data Schedule.

(b)      Reports on Form 8-K

         Not applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CONSYGEN, INC.
                                        --------------

Date:  April 13, 1998                   By: /s/ Ronald I. Bishop
       --------------                       --------------------
                                                Ronald I. Bishop, President
                                                And Chief Executive Officer
                                                (Principal Executive Officer)

Date:  April 13, 1998                   By: /s/ Rajesh K. Kapur
       --------------                       -------------------
                                                Rajesh K. Kapur, Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)