Form 10-K
period 1998-05-31
CONSYGEN INC
filed 1998-08-11
CIK 844008

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
                          Commission File Number: 17598
                                 CONSYGEN, INC.
             (Exact name of registrant as specified in its charter)

                  Texas                                      76-0260145
                  -----                                      ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    125 South 52nd Street Tempe, AZ                            85281
    -------------------------------                            -----
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (602) 394-9100

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
          N/A
--------------------------             -----------------------------------------
--------------------------             -----------------------------------------
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

                               Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as quoted on the National Association of Securities Dealers, Inc.'s SmallCap Market as of July 31, 1998, was approximately $11,870,000 The number of shares of common stock outstanding at that date was 15,342,064 shares, $.003 par value.

Documents Incorporated By Reference
-----------------------------------
                                                           Part      Item
                                                           ----      ----
1.   ConSyGen,  Inc.  Definitive  Proxy  Statement with
     respect to its Annual Meeting of  Stockholders  to
     be held on November 12,1998                           III       10,11,12,13

                                     PART I

                                 CONSYGEN, INC.
Item 1. Business

         Overview
         --------

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

         Acquisition of ConSyGen, Inc.
         -----------------------------

         ConSyGen-Texas entered into an agreement, dated as of August 28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). Immediately prior to the acquisition transaction (the "Acquisition"), ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. ConSyGen-Texas closed the
Acquisition on September 5, 1996. As a result of the Acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The Acquisition was treated as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company.

         In connection with the Acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona, in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. Upon the closing of the Acquisition, ConSyGen-Texas issued an additional 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, ConSyGen-Texas issued 150,000 shares of common stock to a consultant for services to be rendered. After the Acquisition, ConSyGen-Arizona's stockholders held approximately 69% of the outstanding common stock of ConSyGen-Texas.

         In connection with the Acquisition, outstanding options to purchase 1,275,000 shares of ConSyGen-Arizona's common stock previously granted under its Non-Qualified Stock Option Plan were terminated, and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan and issued options to purchase an equal number of shares of ConSyGen-Texas common stock at an exercise price of $1.00 per share. In addition, warrants to purchase 1,000,000 shares of ConSyGen-Arizona's common stock at $5.00 per share issued in connection with the private placement of approximately $1,200,000 in debt earlier in 1996 (The "Pre-Acquisition Debt") were terminated, and ConSyGen-Texas issued replacement warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock at $5.00 per share. The warrants became exercisable on August 1, 1997, expire on September 5, 1998, and are redeemable upon 60 days' notice. ConSyGen-Texas also issued an aggregate of 200,000 shares of its common stock in cancellation of the Pre-Acquisition Debt and certain other indebtedness. The Pre-Acquisition Debt had provided for interest at the rate of 10% per annum, was unsecured, and was to be repaid in one year. ConSyGen-Texas and its wholly-owned subsidiary, ConSyGen-Arizona, are hereafter collectively referred to as the "Company."

         Post Acquisition Financing
         --------------------------

         Since the closing of the Acquisition on September 5, 1996, the Company has raised an aggregate of approximately $11,000,000 in net proceeds from private financing transactions involving the sale of common stock and notes or debentures convertible into common stock of the Company. See Item 7 of this report ("Recent Financings") for a description of each individual transaction. Of the total amount raised, approximately $6,800,000 was obtained through the sale of common stock, and approximately $4,200,000 from the sale of convertible notes or debentures. In October 1997, the Company issued 30,747 shares of common stock including 19,912 shares to related parties, in satisfaction of outstanding indebtedness in the aggregate amount of $250,575.

         Description of Business of ConSyGen, Inc.
         -----------------------------------------

Overview

         The Company's business consists solely of the business of its wholly owned subsidiary, ConSyGen-Arizona. ConSyGen-Arizona began business in 1979 for the purpose of developing and marketing vertical market software for the hotel and airline industries. In addition to providing these software packages, for many of its clients, ConSyGen-Arizona converted these applications from proprietary Honeywell computers to open systems (UNIX-compliant hardware), using an internally-developed approach which automated the conversion process. Until 1995, ConSyGen-Arizona licensed its proprietary computer software, which was used in the hotel and airline industries, and also provided software maintenance services. In 1996, ConSyGen-Arizona discontinued its practice of software licensing and providing software maintenance services.

         In 1991, in response to growing business demand for migration of older software applications from mainframe computers to open systems, ConSyGen-Arizona commenced development of a fully-automated capability to allow clients to move software applications from mainframes to open systems, while simultaneously performing migration to alternative databases and providing replacement of existing languages (primarily, COBOL). This process, also known as "down-sizing" or "re-hosting", was designed to move application software from expensive, inflexible, proprietary mainframe computers to newly-available, lower-cost open-system computers, thereby opening up more effective environments, while substantially reducing operating costs. After significant research and development, an automated software conversion toolset - ConSyGen ConversionSM - was completed.

         Full automation of this otherwise-manual process eliminates most of the manual conversion tasks, thereby reducing effort, time and expense, while improving accuracy and reducing testing requirements.

         In early 1996, ConSyGen-Arizona began to expand the existing conversion capability to deal specifically with the Year 2000 problem; that is the inability of a software application to recognize the Year 2000. ConSyGen-Arizona's objective was to develop a fully automated process for the identification and correction of date occurrences in software applications. Prior to the fiscal year ended May 31, 1998, the Company's Year 2000 toolset, which provides automated date conversions, had been utilized only in pilot (non-revenue generating) projects. During the fiscal year ended May 31, 1998, although still under development, the Company's ConSyGen 2000SM toolset has been used to complete several revenue generating Year 2000 conversion projects. Automation of the process by which software is made compliant for the Year 2000 and beyond, as compared with a manual process, offers the benefits of speed; accuracy; reduced staffing, time and cost; and higher confidence in the delivered result. Client staff involvement is reduced to project-related tasks (such as test planning), and to confirmation of some date origins and cross-references in the software.

         ConSyGen-Arizona now concentrates on the marketing and provision of services related to its primary software products - ConSyGen 2000 and ConSyGen Conversion. Marketing is performed by ConSyGen directly, through selected teaming partners, and through a sales representative program. See "Sales, Marketing and Distribution." Although the Company is actively marketing its ConSyGen 2000 and ConSyGen Conversion toolsets, the Company, to date, has not generated any significant revenue, either from its ConSyGen 2000 or its ConSyGen Conversion toolset, or otherwise.

         Although the Company completed several revenue generating Year 2000 conversion projects during the fiscal year ended May 31, 1998, the Company did not complete a revenue generating migration project during the year. The Company did complete several revenue generating migration projects from 1993 to 1995, but the Company has not since completed such a project. Instead, the Company's efforts have been focused on the further development of its ConSyGen Conversion toolset, including extending the toolset to cover new hardware environments. Such further development and extension of the toolset was necessary, as the toolset was limited in application to Honeywell/BULL systems and did not perform conversions with sufficient speed.

The Year 2000 Issue and Market

         The year 2000 problem relates to the inability of many existing computer systems to process information or logic completely or accurately involving the year 2000 and beyond. The problem results from the traditional use of two-digit date fields to perform computations and decision-making functions. For example, a program using a two-digit date field may misinterpret "00" as the year 1900 rather than as 2000. As a result, many legacy systems are at risk. For example, unless year 2000 compliance is completed in certain systems, credit cards and ATM cards may expire prematurely and insurance policies that span three to seven years may not be able to be written. These date-dependent programs are ubiquitous in legacy software applications used in many critical business operations.

         Many organizations lack the internal resources to address adequately the year 2000 problem in a timely manner. A number of solutions providers, including the Company, have developed special programs to meet the needs of year 2000 compliance. The Company believes that over the next two to three years many organizations will attempt to acquire cost-effective solutions for the year 2000 problem. As a result, the Company anticipates that demand for year 2000 tools and solutions will grow significantly. Since the problem requires a large number of programs and systems to be corrected, it is anticipated that most organizations will not have adequate internal resources to perform all the year 2000 conversion tasks. Consequently, most organizations will attempt to utilize highly-automated solutions and in many cases to outsource the conversion to service providers who can achieve economies of scale by setting up procedures, or "factories", that utilize automation tools and well-defined processes for year 2000 compliance. In addition, the Company believes that the year 2000 problem will cause many organizations to explore further the possibility of migrating all or portions of their legacy systems to client/server systems.

The Company believes that the following are the major approaches to Year 2000 solutions:

-        Manual  approach - conversions  are performed  manually by programmers.
         The drawbacks of this approach include the possibility that there may be insufficient personnel available with the skills requisite to do the work, the length of time required to perform manual conversions and a high rate of error. In addition, since there is no assurance that all of a client's systems will be found or corrected, in-depth and prolonged testing is required.

- Tools - Basic software products designed to read through client programs, and to identify anything resembling a date. Having acquired these often-expensive tools, clients are required to train staff in their use. This approach, though faster than a purely manual approach, is still lengthy, arduous, and error-prone, and does not ensure that all of a client's programs are actually being examined or that all dates are being found.

- Tool-assisted - To obviate the problem of client staff shortages, many service providers have arisen, using a combination of tools and specialized staff. Although the quality and range of these new tools is improving dramatically, and although many of the vendors describe their service as "automated", there is still a level of manual programming required. This approach, though faster than a client could provide, is still error-prone, and does not ensure that all of a client's programs are actually being examined or that all dates are being found.

         The Company offers a fully automated Year 2000 correction service. This means that 100% of a client's code is collected and analyzed automatically, date fields are identified automatically, and the correction of the identified and confirmed date fields is done automatically. The only manual intervention involves setup and quality control functions.

         The Company believes that ConSyGen 2000's ability both to identify and to automatically convert software, so that it is compliant for the Year 2000 and beyond, is unique among the various solutions being offered and that its fully automated Year 2000 conversion service offers several advantages, including consistency of changes throughout all cross-referenced date fields and programs, error reduction, reduced testing, and reduced conversion time. While the Company believes that the fully automated feature of the ConSyGen 2000 conversion service positions it to compete efficiently in the Year 2000 market, as described above, the Company has not yet generated any significant revenue from Year 2000 related services or otherwise.

         The Software Conversion Market

         There are many thousands of mainframe computers installed worldwide. The recent advent of "open-system" computers, using UNIX-compliant operating systems (such as Hewlett-Packard and Sun Microsystems), particularly when combined with new relational databases (such as Oracle or Sybase), has provided mainframe computer users with the option of more efficient, less expensive technology which also provides substantially-enhanced performance and business capabilities.

         The result is the "down-sizing" movement (also known as "re-hosting", or "migration"), now established in all areas of computing in government and commercial organizations in the U.S. and internationally. The Company believes that users of older mainframe computers are attempting to reduce the high costs associated with supporting and maintaining their computers, and are now actively replacing them with new equipment operating under standard operating systems with more modern languages and with relational database technology.

         The Company believes that the market for conversion services worldwide is significant and that it is likely that this market will grow significantly as newer technologies arise to replace currently-acceptable environments. Since the Company has now extended the capabilities of the ConSyGen Conversion toolset to cover automated date correction - the ConSyGen 2000 toolset - there is new interest in the capabilities of ConSyGen Conversion among many organizations, and the potential to provide platform conversion services along with Year 2000 correction services presents an additional marketing opportunity with respect to both services.

         Since the ConSyGen Conversion toolset is designed to address the migration of software from any brand of hardware, the market for the Company's ConSyGen Conversion toolset is virtually all mainframe computers used by business or government, both domestically and internationally. The Company believes that the market with the most immediate need for conversion services consists of mainframe-dependent organizations which are dissatisfied with their mainframe systems and with their mainframe providers. The Company believes that users of Honeywell/BULL and other older mainframes computers manufactured by Burroughs, Sperry, Unisys, Tandem, Digital and a steadily-increasing section of IBM are becoming dissatisfied with their hardware and related support services. The Company believes that the conversion market is expanding as businesses dispose of obsolescent hardware in favor of new open systems which provide the client with the ability to move readily between hardware platforms.

         With respect to its ConSyGen Conversion toolset, the Company believes that the primary market is those organizations, which require immediate conversions, namely, organizations using mainframe computers with declining user bases. For a variety of reasons, there has been an overall decline in Bull users internationally. The Company anticipates that as these organizations move their applications from Bull systems to open environments, the need for software conversion services will increase.

         The Company believes that the market for its conversion activities also includes businesses and governments seeking to convert their software systems to those standard environment components now most in demand:

   -     UNIX Operating  Systems:  Those who want to convert to modern  computer
         hardware    utilizing    UNIX-standard    operating    systems   (e.g.,
         Hewlett-Packard, Sun Microsystems, etc.).

   -     Relational  Technology:   Those  who  want  to  incorporate  relational
         database management systems (e.g., Oracle, Sybase, Informix) into their application software.

   - Enhanced Programming Languages: Those who want converted code to be in the most recent versions of ANSI-standard procedural languages, such as MicroFocus COBOL; those who wish to introduce interpretive languages, such as Oracle's SQL*Forms/PL*SQL or PowerSoft's PowerBuilder; or those who wish to enhance their on-line operations and to ease the transition to graphic-based processing.

         ConSyGen   Conversion   provides  a  rapid  and  efficient   conversion
capability into open systems, relational database design and modern programming languages.

         The Company has entered the down-sizing market with a fully-automated software conversion service. Through ConSyGen Conversion's capability to efficiently migrate existing software from mainframes to alternative environments with no loss or change in the underlying business functionality, the Company believes it is positioned to take advantage of the market created by the demand for migration services. However, as described above, the Company is not currently generating any significant revenue from its ConSyGen Conversion related services or otherwise.

ConSyGen 2000 Conversion Services

         Although the actual identification and conversion of Year 2000 occurrences in client programs is performed automatically through the ConSyGen 2000 toolset, there are a range of associated tasks in a Year 2000 conversion project, and each project is managed according to the following phases:

         Impact Assessment - ConSyGen offers an optional impact assessment service. ConSyGen does not require the performance of an impact assessment to provide pricing for a conversion project. Since the conversion project is fully automated, and since ConSyGen's pricing is based on the number of lines of client code (not on the number of identified date occurrences), ConSyGen provides a fixed-price quotation based on the client's estimate of its system's size. The fixed price is adjusted if the actual system size exceeds the client's estimate by more than 10%.

         Date Estimation - ConSyGen uses a proprietary parser to review all received client source entities, and generates a report of all identified candidate date fields, summarized by source entity. A detailed report, identifying each candidate date field, is also available to project staff.

         Cataloging - On receipt of client source entities (control language programs, application programs, copy members, and data definitions), ConSyGen conducts a cataloging exercise, in which client code is analyzed in detail in order to identify and report any missing source entities, any programs without initiating control programs, any system utilities, and any non-standard technical conditions (e.g., other languages) within the applications. If necessary, ConSyGen will extend the ConSyGen 2000 toolset to accommodate these non-standard technical conditions.

         This process is iterative, and is repeated until all source members have been received and read, and all technical issues have been resolved. At completion of cataloging, ConSyGen 2000 will have confirmed that all of the client's environment has been received in a form that can be read and processed by the toolset, and the exact size of the client's environment, with exact line and entity counts, which is then used to confirm the fixed price for the project.

         The cataloging exercise also generates a detailed hierarchical report of all of the relationships within the client's environment. This report is used to enable the client to define the composition of the converted code deliverables ("Work Units") and to prepare test plans. Since the ConSyGen 2000 toolset can convert several million lines of code in a single overnight pass, Work Units may be as large as the client requires (e.g., 1 million lines); they will be converted and delivered in a client-defined sequence to enable a regular and manageable approach to the preparation of test plans and to testing.

         The successful completion of this cataloging exercise means that there are substantially fewer errors due to missing programs during the automated identification and conversion exercises, and that a full set of data cross-references will be able to be established in preparation for the conversion process.

         Identification - From the information derived during the cataloging exercise, all source components are searched automatically to identify all date occurrences using known date identifiers, client-specified naming conventions for date occurrences, and data fields with known implicit or explicit date characteristics. All procedural logic involving date occurrences or date-holding data variables will be automatically identified to provide a basis for determining translation rules for both storage locations and the procedural logic.

         ConSyGen 2000 searches all client information and reports the first use of each date condition ("origin"). As far as possible, the desired new date formats will be identified automatically for each original occurrence and matched with the origin date occurrence and all of its cross-referenced date fields within the client's programs. This provides an efficient and accurate method of preparing the system for conversion.

         Conversion - ConSyGen's Year 2000 conversion service is fully automated. There is no manual intervention by ConSyGen or the client in the actual conversion process, and there is no requirement for any manual modifications to the delivered code. The only manual intervention involves setup and quality control functions. ConSyGen expects that there will be only a limited number of errors in the delivered code, and that any identified errors will be corrected rapidly and fully by re-translation of the affected Work Unit.

         Data Conversion - After conversion, the Company generates extract/re-load and data re-population programs to assist the client to correct data in their data files and databases and to allow the client to prepare for testing. Actual change of the data is the client's responsibility.

         Testing - The client is responsible for testing of the converted programs, using test plans which are prepared on the basis of reports generated by the Company during the project. The Company supervises the performance of a set of tests on the initial set of programs delivered to the client.

         The Company expects a Year 2000 conversion project to take a total of approximately one month. The portion of the project performed by the Company is expected to take approximately one to two weeks. The time necessary for the Company to complete its portion of the project is not generally dependent on the size of the applications involved. The Company typically staffs a Year 2000 conversion project with two employees on a part-time basis. The Company currently has the capacity to perform a total of eight to ten Year 2000/migration projects simultaneously.

ConSyGen Conversion Solution

         Although the actual conversion or migration between hardware platforms is performed automatically through the ConSyGen Conversion toolset, there are a range of associated tasks in a conversion project, and the typical project is managed according to the following five phases:

         Strategy and Requirements Phase - During this phase, a joint Company/client team is formed, the major technical and scope directions of the project are defined and the project work plan is created. The Company takes all of the client's source code and performs a cataloging exercise, resulting in a comprehensive view of the code statistics and internal dependencies; this information is used during the design phase of the project to define the work units for delivery of the translated code.

         The Company uses the cataloging of information about the client's code to generate a repository, which will be used to identify non-standard coding and system conditions, to generate the maps relating the source and target systems, and to generate target code. The Company also identifies any additional constructs for inclusion in the toolset.

         Analysis and Design Phase - This phase involves a detailed examination of the functionality of the source system. The project team conducts a series of sessions during which the application system is de-composed to its component functions, entities, and data, and then re-modeled in an efficient database design which reflects the client's chosen design objectives. Additionally, any agreed re-engineering tasks are defined and embodied into the final design or into the toolset.

         During this phase, the project team uses the cataloging information to establish the toolset's acceptance criteria, and begins the preparation of detailed test plans designed to verify the toolset's accuracy.

         Data Conversion Phase - The Company converts the data required for testing of the first delivered work unit, and the client analyzes the accuracy of its data in anticipation of the data conversion and transfer exercise to be conducted during preparation for moving the converted code to production.

         Translation Phase - During this phase, the Company uses the toolset to translate the original source code and conducts internal testing to establish the accuracy and consistency of the translation results. The first delivered translated code (known as a verification work unit (VWU)) is tested by the client against its own test plans to verify the toolset's accuracy. On acceptance of the VWU, the Company is then ready to commence the progressive delivery of the remaining translated code, separated into manageable units.

         Transition and Documentation Phase - The client is responsible during this phase for internal systems and acceptance testing, data migration, and migration of the translated code into production. The Company's primary activities during this phase are the preparation of systems and operations documentation, and the provision of on-going support during the client's preparation for transition to production.

         The Company  expects the typical  migration  project to take a total of approximately three to four months. The portion of the migration project performed by the Company is expected to take approximately one month. The time necessary for the Company to complete a project is not generally dependent on the size of the applications involved. The Company expects to staff a typical migration project with two employees on a part-time basis. The Company currently has the capacity to simultaneously perform a total of eight to ten migration/Year 2000 projects.

         The Company believes that its ConSyGen Conversion solution offers the following benefits:

 - New environment - Through use of the ConSyGen Conversion toolset, the Company is able to move the client into a new "open" hardware environment, which offers the Client several benefits, including preservation of existing software functionality; translation of existing code into a new language; substitution of a new database design; ability to operate under a new hardware environment; introduction of new tools; and identification and resolution of the Year 2000 date problem.

- Reduced Migration time - The average "legacy" software system usually consists of several million lines of application software code. A manual conversion or re-write of an average existing legacy system may involve years of intensive work with the involvement of a large group of costly technical staff. Further, manual conversions do not provide as reliable a result as an automated conversion. The ConSyGen Conversion automated software conversion approach involves only limited client staff resources that are needed to coordinate project decision issues and to perform client-specific project tasks. The Company believes that the ConSyGen Conversion approach significantly reduces total conversion time, as compared with a manual approach, and is less costly than a manual conversion.

  - Reduced Migration cost - Manually rewriting software, whether using internal or external resources is costly. The use of external resources usually results in conversion costs averaging several dollars per line of code, and costs as high as $8.00 per line are not uncommon. The cost of software package replacement carries the additional costs of re-training, internal modifications and additions, organizational disruption and change, and on-going maintenance and license fees. Because the Company's automated software conversion approach is done automatically, the Company is able to offer conversion projects at guaranteed fixed prices, which are materially lower than a manual conversion.

         Sales, Marketing and Distribution
         ---------------------------------

The market for the Company's products and services consists of a wide range of business and governmental organizations which require the kinds of products and services that the Company provides. The Company's sales and marketing efforts are implemented through a direct sales force, supported by promotion through articles in trade publications and trade shows that address the software maintenance market, its independent sales representative program, teaming partners (distributors which provide local service) and arrangements with system integrators that provide computer-related services to end users. The Company considers that its sales and marketing efforts to date have been unsatisfactory. Revenues generated from sales of the Company' products and services amounted to approximately $815,000 for the fiscal year ended May 31, 1998. See the Financial Statements included herein. On July 17, 1998, Thomas L. Dreaper, the former executive vice president for sales and marketing of Compaq Computer Corporation, joined the Company as president and chief executive officer. See "Executive Officers." Mr. Dreaper has instituted a program to increase industry awareness and acceptance of the Company's products and services through expanded publicity and staffing of sales personnel. It is the Company's objective to hire and train 24 new sales representatives nationwide by October of 1998 in order to increase the Company's sales. There is no assurance that these objectives can be achieved.

         Competition
         -----------

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

         The Company's ability to compete successfully in the sale of its conversion services will depend in large part upon its ability to attract customers and respond effectively to continuing technological change by developing new products and solutions. The Company believes that its tools enable it to compete effectively in cost, performance, including speed and accuracy, and support with other service providers/tool vendors for the year 2000 market and the systems migration market.

         Research and Development
         ------------------------

         The Company plans to continue to expend a portion of its available funds on research and development to enhance the functionality and performance of its ConSyGen Conversion and ConSyGen 2000 toolsets. The Company's product development has been accomplished primarily with in-house development personnel and resources.

         As of May 31, 1998, the Company had 11 employees engaged in product development. All of the Company's research and development employees are located at the Company's Tempe, Arizona headquarters. At the present time, the Company's research and development efforts are devoted primarily to improving its existing products.

         Effective January 1, 1997, the Company changed from a calendar year to a May 31 fiscal year. During the year ended May 31, 1998, five (5) months ended May 31, 1997 and the years ended December 31, 1996 and 1995, research and development expenditures were approximately $1,046,000, $335,000, $740,000 and $492,000, respectively.

         Employees
         ---------

         The Company had 35 employees as of May 31, 1998, including five in sales and marketing, eleven in research, development and support, ten in conversion services and nine in corporate operations and administration. Since May 31, 1998, the Company has hired three additional persons to perform sales and marketing. The Company plans to hire additional 24 sales personnel by the end of October 1998. In light of the Company's plans for expansion and growth in order to capture a significant share of the year 2000 compliance market, the future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for talented software developers, service consultants and sales and marketing personnel. None of the Company's employees is represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

         Executive Officers
         ------------------

         The  Company  furnishes  the  following   information   concerning  the
executive officers of the Company. Executive officers are elected annually by and serve at the pleasure of the board of directors.

         Thomas S. Dreaper (age 55). Mr. Dreaper joined the Company as president, chief executive officer effective July 17, 1998. Mr. Dreaper has over 20 years of experience in the computer hardware and software industry. Mr. Dreaper's former positions include national sales manager for Compaq Computer Corporation and Royal Business Machines, national product marketing manager-word processing for Savin Business Machines Corporation, vice president of sales and marketing, Pearlsoft Software corporation, and executive vice president of Summa Software corporation.

         Robert L. Stewart (age79). Mr. Stewart is the chairman of the board of ConSyGen-Texas and ConSyGen-Arizona. He has served in this capacity at ConSyGen-Texas since its acquisition of ConSyGen-Arizona and at ConSyGen-Arizona since 1980. Mr. Stewart also served as president and chief executive officer of ConSyGen-Arizona from 1980 until January 15, 1997 and as president and chief executive officer of ConSyGen-Texas from September 5, 1996 until January 15, 1997.

         Stephen J. Kelly (age 43). Mr. Kelly has served as vice president and general counsel since February 12, 1998. He was appointed as corporate secretary of the Company in March 1998. On June 29, 1998 Mr. Kelly was appointed to the board of directors of the Company to fill an existing vacancy and was promoted to executive vice president and chief administrative officer. Mr. Kelly previously served as corporate counsel at Motorola, Datapoint and Fujitsu.

         Rajesh K. Kapur (age 39). Mr. Kapur has served as vice president and chief financial officer since March 2, 1998 and was promoted to executive vice president and chief financial officer on June 29, 1998. From 1982 to 1998, Mr. Kapur was employed in various corporate accounting positions at Dynaco Corp., CMD and Honeywell Inc.

         Ronald I. Bishop (age 61). Mr. Bishop served as president, chief executive officer and a member of the board of directors of ConSyGen-Texas and ConSyGen-Arizona from January 15, 1997 until his resignation on June 30, 1998. From September 1986 to January 1, 1995, Mr. Bishop served as vice president and director of operations of Motorola Computer Group for Asia, and from January 2, 1995 to January 3, 1997, he served as vice president and director of operations for Motorola Computer Group for South America.

         Jeffrey R. Richards (age 56). Mr. Richards served as vice president and director of marketing, international operations, from January 1996, until July 20, 1998 and as executive vice president from September 1995 until January 1997. Mr. Richards also served as a member of the board of directors of ConSyGen-Arizona from June 1996 to January 1997.

         Leslie F. Stewart (age 43). Until his resignation on February 24, 1998, Mr. Stewart served as the secretary and a member of the board of directors of ConSyGen-Arizona (since 1985) and of ConSyGen-Texas (since the Acquisition of ConSyGen-Arizona on September 5, 1996). Mr. Stewart is Robert L. Stewart's son.

Item 2. Properties

         The  Company's  principal  administrative,  research  and  development, customer support and marketing facilities are located in approximately 10,000square foot building at 125 South 52nd Street, Tempe AZ 85281. The Company acquired the building in March 1998 for approximately $800,000 in cash. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

         None

         Not applicable.

Item 4. Submission to a Vote of Security Holders

         Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Recent Sales of Unregistered Securities
         ---------------------------------------

The Company furnishes the following information regarding sales of unregistered securities during the fiscal year covered by this report:

         On May 29, 1998, the Company completed a private placement of $3,500,000 in principal amount of convertible debentures and warrants to purchase 105,000 shares of common stock (the "Warrant Shares") for aggregate net proceeds, after payment of finders' fees and expenses, of approximately $3,200,000. Included in the finders' fees paid in connection with the convertible debentures, the Company issued warrants to purchase an additional 10,000 shares of its common stock. The debentures are convertible into common stock of the Company at a rate equal to the lesser of $ 4.8818 per share or 80% of the average closing bid price of the common stock on the over-the-counter-market for the 5 day trading period immediately preceding the applicable conversion date. The Agreement provides for liquidated damages to be paid by the Company in the event that the shares issuable upon conversion of the debentures are not delivered by the Company within the period specified in the Agreement. The warrants are exercisable at a purchase price of $ 4.8818 per share, are exercisable as to one third of the Warrant Shares at any time after November 29, 1998, and as to the remainder of the Warrant Shares after May 29, 1998, and expire on May 29, 2003. The subscription agreement relating to the convertible debentures and warrants (the "Agreement") provides that if the number of shares into which the debentures are convertible plus the shares subject to the warrants would exceed 3,051,929 shares of common stock and the Company is unable (for the reasons specified in the Agreement) to issue the excess shares, then the Company must pay to the holders of the debentures the cash equivalent of the value of the excess shares.

         The Agreement also contains restrictions upon the conversion of the debentures which prevents any holder from converting any portion of the debenture which would result in the holder being deemed (under applicable Securities and Exchange Commission rules and regulations) the beneficial owner of 4.99% or more of the Company's common stock then outstanding. Subject to these restrictions, the debentures are convertible in accordance with the provisions of the Agreement at any time after the earlier of September 25, 1998 (120 days after the issue date) or upon the effectiveness of a registration under the Securities Act of 1933 as amended (the "Act") of the shares underlying the debentures required to be filed under the provisions of the registration rights agreement executed concurrently with the Agreement. Pursuant to agreement with the holders of the debentures, the Company is obligated to file such registration statement by August 14, 1998; and the registration rights agreement provides for payment by the Company of liquidated damages to the extent of $35,000 for the first month and $70,000 for each succeeding month (prorated on a daily basis) that the registration statement is not timely filed or is not declared effective by September

25, 1998. To the extent that the debentures have not been converted by May 29, 2003 (the maturity date), the remaining principal amount of the debentures will be automatically converted into common stock of the Company.

         The foregoing securities were sold in reliance upon the exemption provided by Section 4(2) under the Act relating to sales by an issuer not involving any public offering based upon the following facts: to the knowledge of the Company, there was no general solicitation; there were a limited number of purchasers: the purchasers were provided with or had access to information about the Company; and either the purchasers or their respective representatives were sophisticated about business and financial matters. The convertible debentures and related warrants were sold exclusively to "accredited investors" as that term is defined in Regulation D ("Regulation D") promulgated under the Act in reliance upon the exemption from registration under the Act provided by Rule 506 of Regulation D.

         Information regarding other sales of unregistered securities by the Company during the fiscal year covered by this report is contained in the Company's Quarterly Reports on Form 10Q for the quarters ended August 31, 1997, November 30, 1997, and February 28, 1998, filed with the Securities and Exchange Commission on October 15, 1997, January 14, 1998, and April 14, 1998, respectively.

         Record Holders
         --------------

         As of July 31, 1998, there were 342 record holders. This number does not include those stockholders whose shares are held in "nominee" or "street" name.

         Market Information
         ------------------

         On April 9, 1998, the Company's Common Stock began trading on the Nasdaq SmallCap Market. Prior to Nasdaq Small Cap the Company's Common Stock had been quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board since September 1997. Prior to September 1996, there was no trading market for the Company's Common Stock. Accordingly, no quotations were available for the first quarter of fiscal 1997. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions. There is a limited trading market for the Company's Common Stock.

--------------------------------------------------------------------------------
                          Year Ended May 31, 1998        Year Ended May 31, 1997
--------------------------------------------------------------------------------
                                Quoted Bid                      Quoted Bid
--------------------------------------------------------------------------------
                           High             Low           High              Low
--------------------------------------------------------------------------------
First Quarter             $15.00           $7.00         $ --              $ --
--------------------------------------------------------------------------------
Second Quarter             11.125           5.75          16.25             3.50
--------------------------------------------------------------------------------
Third Quarter               7.375           3.75          13.25             6.50
--------------------------------------------------------------------------------
Fourth Quarter             10.25            2.875         13.125            8.50
--------------------------------------------------------------------------------

         Dividends
         ---------

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

------------------------------------------------------------------------------------------------------
 (in thousands                              Five Months
except per share            Year Ended         Ended
      data)                   May 31           May 31                 Years Ended December 31
------------------------------------------------------------------------------------------------------
                               1998             1997           1996        1995       1994       1993
------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
------------------------------------------------------------------------------------------------------
Revenues                       $815              $20            $44        $329       $790       $854
------------------------------------------------------------------------------------------------------
Net Loss                      (3079)           (1648)         (6621)      (1120)      (655)      (595)
------------------------------------------------------------------------------------------------------
Net Loss per Common            (.21)            (.12)          (.70)       (.18)      (.11)      (.17)
Share
------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
(in thousands except per            May 31        May 31                        December 31
share data)
----------------------------------------------------------------------------------------------------------
                                     1998          1997          1996         1995      1994     1993
----------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents           $4991           $21           $83           $3       $14        $1
----------------------------------------------------------------------------------------------------------
Working Capital (Deficit)            5039          (857)         (820)       (1460)     (795)    (3363)
----------------------------------------------------------------------------------------------------------
Total Assets                         6904           211           222          173        64       230
----------------------------------------------------------------------------------------------------------
Long -Term Debt                      3500          1000           --           --        --        --
----------------------------------------------------------------------------------------------------------
Stockholders' Equity                 3004         (1720)         (742)       (1392)     (779)    (3325)
(Deficit)
----------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview
         --------

         ConSyGen, Inc., a Texas Corporation ("ConSyGen-Texas'), was incorporated on September 28, 1988 as C Square Ventures, Inc. ConSyGen-Texas was formed for obtaining capital in order to take advantage of domestic and foreign business opportunities which may have profit potential. On March 16, 1989, ConSyGen-Texas (then C Square Ventures, Inc.)
completed an initial public offering.

         Acquisition of ConSyGen, Inc.
         -----------------------------

         ConSyGen-Texas entered into an agreement, dated as of August 28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). Immediately prior to the acquisition transaction ("Acquisition"), ConSyGen-Texas effected a
1-for-40 reverse split of its common stock. ConSyGen-Texas closed the acquisition of ConSyGen-Arizona on September 5, 1996. As a result of the Acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company. ConSyGen-Texas and its wholly owned subsidiary, ConSyGen-Arizona, are hereafter collectively referred to as the "Company".

         Recent Financings
         -----------------

         In 1996, prior to the Acquisition, ConSyGen-Arizona raised approximately $1,200,000 in a private placement of debt (the "Pre-Acquisition Debt"). In connection with such debt, ConSyGen-Arizona issued warrants to purchase 1,000,000 shares of its common stock at $5.00 per share. These warrants were terminated in connection with the Acquisition of ConSyGen- Arizona by ConSyGen-Texas, and ConSyGen-Texas issued replacement warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock at $5.00 per share. The replacement warrants became exercisable on August 1, 1997, expire on September 5, 1998, and are redeemable upon 60 days' notice. ConSyGen-Texas also issued an aggregate of 200,000 shares of its common stock in cancellation of the Pre-Acquisition Debt and certain other indebtedness. The Pre-Acquisition Debt had provided for interest at the rate of 10% per annum, was unsecured, and was to be repaid in one year.

         On March 20, 1997, the Company raised $1,000,000 before deducting finder's fees of $100,000 through a private placement of convertible notes (the "Notes"). The Notes were unsecured, bore interest at the rate of 6% per annum, were payable in March 2000 and were convertible into common stock of ConSyGen-Texas at a rate equal to the lesser of (1) $10.85 per share or (2) that price which is equal to 70% of the average closing bid price of the common stock for the five trading days preceding the date of conversion. During the Company's fiscal quarter ended February 28, 1998, the $1,000,000 principal amount of the Notes was converted into 328,445 shares of ConSyGen Texas common stock.

         During June 1997, the Company sold 120,000 shares of its common stock in a private placement for gross proceeds of $1,080,000. In connection with the sale, the Company paid finders' fees of $75,000 in cash and 3600 shares of common stock valued at $21,600.

         On September 6, 1997, the Company completed the sale of 152,000 shares of its common stock in a private placement for gross proceeds of $882,500. In connection with the sale, the Company paid finders' fees of $66,000.

         On September 29, 1997, the Company sold 900,000 shares of its common stock in a private placement for gross proceeds of $5,276,250. In connection with the sale, the Company paid finders' fees of $184,667 in cash and 31,500 shares of common stock valued at $184,669.

         On May 29, 1998, the Company completed a private placement of $3,500,000 in principal amount of convertible debentures and warrants to purchase 105,000 shares of common stock (the "Warrant Shares") for aggregate net proceeds, after payment of finders' fees and expenses, of approximately $3,200,000. The debentures are convertible into common stock of the Company at a rate equal to the lesser of $ 4.8818 per share or 80% of the average closing bid price of the common stock on the over-the-counter-market for the 5 day trading period immediately preceding the applicable conversion date. The warrants are exercisable at a purchase price of $ 4.8818 per share, are exercisable as to one third of the Warrant Shares at any time after May 29, 1998, as to another one third after November 29, 1998, and as to the remainder of the Warrant Shares after May 29, 1999, and expire on May 29, 2003.

         The Agreement also contains restrictions upon the conversion of the debentures which prevents any holder from converting any portion of the debenture which would result in the holder being deemed (under applicable Securities and Exchange Commission rules and regulations) the beneficial owner of 4.99% or more of the Company's common stock then outstanding. Subject to these restrictions, the debentures are convertible in accordance with the provisions of the Agreement at any time after the earlier of September 25, 1998 (120 days after the issue date) or upon the effectiveness of a registration under the Securities Act of 1933 as amended of the shares underlying the debentures required to be filed under the provisions of the registration rights agreement executed concurrently with the Agreement. To the extent that the debentures have not been converted by May 29, 2003 (the maturity date), the remaining principal amount of the debentures will be automatically converted into common stock of the Company. For a description of certain other provisions contained in the agreements relating to the private placement of the convertible debentures, see Item 5, "Recent Sales of Unregistered Securities."

RESULTS OF OPERATIONS
---------------------

    Comparison of Year Ended May 31, 1998 to Twelve Months Ended May 31, 1997
    -------------------------------------------------------------------------

         For the year ended May 31, 1998, the Company incurred net losses of $3.1 million, compared with net losses of $8.0 million for twelve months ended May 31, 1997. An explanation of these losses is set forth below.

         For the year ended May 31, 1998, the Company had revenues of $815,000, compared with revenues of $20,000 for twelve months ended May 31, 1997. The Company started the Year 2000 ("Y2K") compliant services in fiscal 1998. The increase in revenue was related to several completed and in process conversion service contracts. The Company is not currently generating any significant revenue. The Y2K market is anticipated to increase as many companies are yet to start Year 2000 conversions. The Company's ability to compete successfully in the sale of its conversion services will depend in large part upon its ability to attract customers. (See Item 1, "Sales, marketing and Distribution")

         For the year ended May 31, 1998, the Company's cost of conversion services was $353,000 compared with $0 for twelve months ended May 31, 1997. There were no year 2000 conversion services offered in the prior twelve months. Cost of conversion services consists primarily of personnel costs directly related to the performance of conversion services by the Company. Before the commencement of revenue generating operations, the personnel currently dedicated to the provision of conversion services were dedicated to software development, and, accordingly, the costs directly related to such personnel were previously included in software development expense. The increase in cost of conversion services is primarily attributable to the redeployment of personnel, from software development to the provision of conversion services, and the hiring of additional personnel.

         For the year ended May 31, 1998, software development costs were $1,046,000, compared with $864,000 for the twelve months ended May 31, 1997. The increases in software development expenses are primarily attributable to the Company's hiring of additional personnel dedicated to the development of software for use in providing Year 2000 conversion services and migration services.

         For the year ended May 31, 1998, selling, general and administrative expenses were $2,299,000, compared with $6,792,000 for the twelve months ended May 31, 1997. The decrease is primarily due to the non-cash charge of $4,900,000 in twelve months ended May 31, 1997, related to the issuance of common stock to consultants for services offset by increase in salaries of $430,000, advertising of $278,000 and professional fees of $226,000 for the year ended May 31, 1998.

    Five Months Ended May 31, 1997

         ConSyGen Texas' fiscal year end is May 31. Effective January 1, 1997, ConSyGen-Arizona changed its fiscal year from December 31 to May 31 to coincide with the fiscal year end of its parent company, ConSyGen-Texas. Since
ConSyGen-Texas' acquisition of ConSyGen-Arizona has been accounted for as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company, only the historical operations of ConSyGen-Arizona are presented for periods through the date of acquisition. Subsequent to the acquisition date, the consolidated operations of the Company are presented. Accordingly, the financial statements presented are for the 5 month period ended May 31, 1997, and for the years ended December 31, 1996 and 1995.

    Comparison of Years Ended December 31, 1996 and December 31, 1995

         For the year ended December 31, 1996, the Company incurred net losses of $6.6 million, compared with net losses of $1.1 million in 1995. An explanation of these losses is set forth below.

         For the years ended December 31, 1996 and 1995, the Company had revenues of $44,000 and $329,000, respectively. The decreases in operating revenue are primarily attributable to the Company's abandonment of its software licensing and maintenance business. The Company abandoned software licensing and maintenance so that it could focus on the development of software for use in providing conversion services, including Year 2000 conversion services.

         For the years ended December 31, 1996 and 1995, cost of sales were $0, and $200,000, respectively. The $200,000 decrease in cost of sales from 1995 to 1996 was attributable to the abandonment of the Company's software licensing and maintenance business.

         For the years ended December 31, 1996 and 1995, software development costs were $740,000 and $492,000, respectively. The $248,000 increase in software development costs from 1995 to 1996 was primarily attributable to the Company's shift in focus from software maintenance to the development of software for use in providing conversion services, including Year 2000 conversion services.

         For the year ended December 31, 1996, selling, general and administrative expenses were approximately $5,650,000, compared with approximately $594,000 for the year ended December 31, 1995, an increase of $5,056,000. This increase in general and administrative expenses was primarily attributable to an increase in non-cash charges of $4,868,000, related to the issuance of common stock to consultants for services, and increased professional fees and salaries and related expenses.

         For the year ended December 31, 1996, depreciation and amortization expense was approximately $117,000, compared with $50,000 for the year ended December 31, 1995, an increase of $67,000. This increase is attributable primarily to a $59,000 increase in amortization of debt issuance expenses incurred in connection with obtaining debt financing.

         Material Changes in Financial Condition, Liquidity and Capital
         --------------------------------------------------------------
         Resources
         ---------

         The Company's cash balances were approximately $4,991,000 at May 31, 1998, compared with $21,000 at May 31, 1997. The Company had working capital of approximately $5,000,000 at May 31, 1998, compared with a working capital deficit of approximately $857,000 at May 31,1997, an $5,857,000 increase in the working capital. The increase in the working capital is primarily attributable to a net increase in cash provided by financing activities of approximately $9,300,000 during fiscal year 1998. The Company utilized the funds for operations, capital expenditures and to pay off notes and loans payables. At the present time, the Company is not generating sufficient revenues to cover its expenses, and there can be no assurance that the Company will be able to generate such funds internally to continue its operations. The failure of the Company to generate sufficient funds either internally through operations or from outside sources during such 12 month period will have a material effect upon the subsequent ability of the Company to continue its operations.

         During fiscal year ended May 31, 1998, the Company raised approximately $10,100,000, net of finders' fees, through several equity and one convertible debt financing arrangement to meet its operational finances, as follows:

         In early June 1997, the Company raised approximately $1,000,000, net of finders' fees, through the private sale of common stock. During September 1997, the Company sold 152,000 shares of common stock for gross proceeds of $882,500. In connection with this sale, the Company paid finder's fees of $66,000. During September 1997, the Company sold 900,000 shares of common stock in a private placement for gross proceeds $5,276,250. In connection with this offering, the Company paid the following finder's fee: $184,667 in cash and 31,500 shares of Common Stock valued at $184,669. In May 1998, the Company completed the private placement of $3,500,000 in principal amount of convertible debentures, and warrants to purchase 105,000 shares of common stock, for aggregate net proceeds of approximately $3,200,000. As of May 31, 1998, the Company had committed to spend approximately $75,000 for capital expenditures, consisting of $50,000 for computer equipment and $25,000 for furniture and fixtures. The Company has since incurred approximately $50,000 in capital expenditures for these purposes, which was paid out of the Company's then available cash.

         Year 2000
         ---------

         The Company's review of its own operating systems does not indicate any Year 2000 problems. There can no assurance that the Year 2000 issue can be resolved by third parties such as banks, electric, water and phone utility companies prior to the upcoming change in the century. Although the Company may incur costs resulting from increased charges by such third party service providers as a result of such third party service providers correcting Year 2000 issues, such costs are not significantly certain to estimate at this time.

         Impact of Inflation
         -------------------

         Increases in the inflation rate are not expected to affect the Company's operating expenses. Although the Company has no current plans to borrow additional funds, if it were to do so at variable interest rates, any increase in interest rates would increase the Company's cost of borrowed funds.

         Seasonality
         -----------

         The Company's operations are not affected by seasonal fluctuations, although the Company's cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

Item 7A. Quantitative and Quantitative Disclosures about Market Risk

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated  Financial Statements of the company listed in Item 14
(a) of Part IV hereof are filed as part of this Annual Report following Item 14(a). See also Index to Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers

         Information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the text appearing under
Part I, Item 1 -- Business under the caption "Executive Officers". Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 12, 1998.

Item 11. Executive Compensation

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1998.

Item 13. Certain Relationships and Related Transactions

         Information required by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K

  (a) The following documents are filed as a part of this report:

         (1) Financial Statements

         Consolidated Balance Sheets as of May 31, 1998 and May 31, 1997.

         Consolidated Statements of Operations for year ended May 31, 1998, the five months ended May 31, 1997 and each of the years ended December 31, 1996 and 1995.

         Consolidated Statements of Stockholders' Deficit for the year ended May 31, 1998, the five months ended May 31, 1997 and each of the years ended December 31, 1996 and 1995.

         Consolidated Statements of Cash Flows for the year ended May 31, 1998, the five months ended May 31, 1997 and each of the years ended December 31, 1996 and 1995.

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

         Statement of Management's Responsibility

         (2)   Financial Statement Schedules

         No financial statement schedules are included since the information is not applicable, not required, or is included in the financial statements or notes thereto.

         (3) The list of Exhibits filed with this report or incorporated by reference herein is set forth in the Exhibit Index that appears following the Consolidated Financial Statements, which Exhibit Index is incorporated herein by this reference.

(b) The Company did not file a crrent rport on Form 8-K during the 4th qarter ended May 31, 1998 of fiscal 1998.

(c) See item 14(a)(3) above.

(d) See item 14(a)(2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSYGEN, INC.
Registrant



By:/s/ Thomas S. Dreaper
----------------------------------
Thomas S. Dreaper, President
and Chief Executive Officer


Date:    August 7, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                      DATE
---------                                 -----                      ----

/S/ Robert L. Stewart                   Chairman                August 7, 1998
-------------------------
    Robert L. Stewart


/S/ Thomas S. Dreaper                  President,               August 7, 1998
-------------------------       Chief Executive Officer
    Thomas S. Dreaper                 and Director


/S/ J. Stephen Kelly            Executive Vice President        August 7, 1998
-------------------------        Secretary and Director
    J. Stephen Kelly


/S/ Rajesh K. Kapur             Executive Vice President        August 7, 1998
-------------------------     and Chief Financial Officer
    Rajesh K. Kapur

                           Annual Report on Form 10-K
                               Item 8, Item 14(a)

                                   ----------

                         INDEX TO FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                                   ----------

                            YEAR ENDED MAY 31, 1998

                                 ConSyGen, Inc.

                                 TEMPE, ARIZONA

                   Index to Consolidated Financial Statements



                                                                  Page Number
                                                                  -----------

Report of Independent Accountants                                     F-2

Consolidated Balance Sheets as of May 31, 1998 and May 31, 1997       F-3

Consolidated Statements of Operations for year ended May 31, 1998, the five months ended May 31, 1997 and each of the years ended
  December 31, 1996 and 1995.                                         F-4

Consolidated Statements of Stockholders' Deficit for the year ended May 31, 1998, the five months ended May 31, 1997 and each
of the years ended December 31, 1996 and 1995.                        F-5

Consolidated Statements of Cash Flows for the year ended May
31, 1998, the five months ended May 31, 1997 and each of the
years ended December 31, 1996 and 1995.                               F-7

Notes to Consolidated Financial Statements                            F-9

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------


The Board of Directors and Stockholders
ConSyGen, Inc. (A Texas Corporation)



We have audited the accompanying consolidated balance sheet of ConSyGen, Inc. (a Texas corporation) and its subsidiary as of May 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for year ended May 31, 1998, five months ended May 31, 1997 and the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConSyGen, Inc. (a Texas corporation) and its subsidiary as of May 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended May 31, 1998, five months ended May 31, 1997 and the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Notes 1 and 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           WOLINETZ, GOTTLIEB & LAFAZAN, P.C.



Rockville Centre, New York
July 17, 1998

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                        ASSETS
                                        ------

                                                          May 31, 1998    May 31, 1997
                                                          ------------    ------------
Current Assets:
      Cash and Cash Equivalents                           $  4,991,434    $     21,483
      Accounts Receivable                                      338,192            --
      Debt Issuance Expense - Net                               62,601          33,336
      Prepaid Expenses                                          40,000          18,225
      Other Current Assets                                       7,135            --
                                                          ------------    ------------

           Total Current Assets                              5,439,362          73,044
                                                          ------------    ------------

Property and Equipment - Net                                 1,207,842          72,031
                                                          ------------    ------------

Other Assets:
      Debt Issuance Expense - Net of Current Portion           250,402          61,108
      Other Assets                                               6,496           4,596
                                                          ------------    ------------

           Total Other Assets                                  256,898          65,704
                                                          ------------    ------------

Total Assets                                              $  6,904,102    $    210,779
                                                          ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------

Current Liabilities:
      Accounts Payable                                    $    134,157    $     62,704
      Notes Payable                                             60,000         259,507
      Loans Payable                                               --           160,000
      Loans Payable - Related Parties                             --           139,177
      Accrued Liabilities                                      205,840         308,899
                                                          ------------    ------------

           Total Current Liabilities                           399,997         930,287

Long-Term Debt                                               3,500,000       1,000,000
                                                          ------------    ------------

           Total Liabilities                                 3,899,997       1,930,287
                                                          ------------    ------------
Commitments & Contingencies

Stockholders' Equity (Deficit):
      Common Stock, $.003 par Value, Authorized
         40,000,000 Shares in 1998 and 16,666,666
          Shares in 1997, Issued 15,407,653 Shares
          in 1998 and 13,796,231 Shares in 1997                 46,223          41,389
      Additional Paid-in Capital                            25,306,532      17,108,689
      Accumulated Deficit                                  (21,948,650)    (18,869,586)
      Treasury Stock, at cost ( 70,000 shares in 1998 )       (400,000)           --
                                                          ------------    ------------

           Total Stockholders' Equity (Deficit)              3,004,105      (1,719,508)
                                                          ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)      $  6,904,102    $    210,779
                                                          ============    ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                For The
                                      For The Year Ended   Five Months Ended          For The Year Ended
                                      ------------------   -----------------    ------------------------------
                                            May 31,             May 31,         December 31,      December 31,
                                             1998                1997               1996              1995
                                      ------------------   -----------------    ------------      ------------
Revenues                                 $    814,835        $     20,000       $     43,552      $    328,546
                                         ------------        ------------       ------------      ------------

Costs and Expenses:
   Cost of Conversion Services                353,076                --                 --                --
   Cost of Sales                                 --                  --                 --             199,561
   Software Development                     1,045,847             334,868            740,000           492,399
   Selling, General and Administrative      2,297,262           1,211,502          5,650,179           593,710
               Expenses
   Interest Expense                           164,504              56,348            157,210           112,779
   Depreciation and Amortization              172,191              65,036            117,231            50,494
                                         ------------        ------------       ------------      ------------

            Total Costs and Expenses        4,032,880           1,667,754          6,664,620         1,448,943
                                         ------------        ------------       ------------      ------------

Loss from Operations                       (3,218,045)         (1,647,754)        (6,621,068)       (1,120,397)

Interest Income                               138,981                --                 --                --
                                         ------------        ------------       ------------      ------------
Net Loss                                 $ (3,079,064)       $ (1,647,754)      $ (6,621,068)     $ (1,120,397)
                                         ============        ============       ============      ============
Earnings Per Common Share - Basic:
  Weighted Average Common Shares
     Outstanding                           14,835,559          13,700,231          9,438,062         6,116,661
                                         ============        ============       ============      ============

   Net Loss Per Common Share -Basic      $      (0.21)       $      (0.12)      $      (0.70)     $      (0.18)
                                         ============        ============       ============      ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD JANUARY 1, 1995 THROUGH May 31, 1998

                                                   Common Stock          Additional                                     Total
                                          ---------------------------      Paid-In       Accumulated     Treasury    Stockholders'
                                             Shares         Amount         Capital         Deficit         Stock    Equity (Deficit)
                                             ------         ------      ------------    ------------      -------   ---------------
Balance - January 1, 1995                    5,999,994   $     18,000   $  8,683,703    $ (9,480,367)    $    --    $   (778,664)

    Issuance of ConSyGen-Arizona
      Common Stock for Services                700,000          2,100        347,900            --            --         350,000

    Interest on Loans                             --             --           67,016            --            --          67,016

    Debt Issuance Expense                         --             --           90,000            --            --          90,000

    Net Loss                                      --             --             --        (1,120,397)         --      (1,120,397)
                                          ------------   ------------   ------------    ------------      -------   ------------

Balance - December 31, 1995                  6,699,994         20,100      9,188,619     (10,600,764)         --      (1,392,045)

    Issuance of ConSyGen-Arizona
      Common Stock for Services                 98,000            294         48,706            --            --          49,000

    Issuance of ConSyGen-Arizona
      Common Stock As Payment of Debt          700,000          2,100        347,900            --            --         350,000

    Donated Capital - Debt Cancellation
    by Stockholder                                --             --          350,000            --            --         350,000

    Issuance of ConSyGen-Arizona
      Common Stock for Services              1,777,006          5,331        883,172            --            --         888,503

    Interest on Loans                             --             --           90,802            --            --          90,802

    Effect of Reverse Acquisition              111,231            334         (7,134)           --            --          (6,800)

    Issuance of Common Stock
      for Services                           4,126,352         12,379      4,267,078            --            --       4,279,457

    Issuance of Common Stock as
      Payment of Debt                          173,648            521      1,182,022            --            --       1,182,543

    Donated Capital                               --             --           87,200            --            --          87,200

    Net Loss                                      --             --             --        (6,621,068)         --      (6,621,068)
                                          ------------   ------------   ------------    ------------      -------   ------------

Balance - December 31, 1996                 13,686,231         41,059     16,438,365     (17,221,832)         --        (742,408)

    Interest on Loans                             --             --           14,404            --            --          14,404

    Issuance of Common Stock
      for Services                             110,000            330        655,920            --            --         656,250

    Net Loss                                      --             --             --        (1,647,754)         --      (1,647,754)
                                          ------------   ------------   ------------    ------------      -------   ------------

Balance - May 31, 1997                      13,796,231         41,389     17,108,689     (18,869,586)         --      (1,719,508)

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD JANUARY 1, 1995 THROUGH May 31, 1998
                                   (Continued)

                                                Common Stock          Additional                                      Total
                                           ----------------------      Paid-In       Accumulated      Treasury     Stockholders'
                                             Shares       Amount       Capital         Deficit          Stock     Equity (Deficit)
                                             ------       ------      ----------     -----------      --------    ---------------
    Issuance of Common Stock
     - Private Placements - Net of
         Finders' Fees                      1,172,000       3,516      6,908,966            --             --         6,912,482

    Issuance of Common Stock - Finders'
      Fees on Sale of Common Stock             35,100         105           (105)           --             --              --

    Issuance of Common Stock - Services
     and other                                 24,000          72        129,828            --             --           129,900

    Issuance of Common Stock as
      Payment of Debt                         339,280       1,018      1,087,282            --             --         1,088,300

    Issuance of Common Stock -
      Stock Options Exercised                  21,130          63         21,067            --             --            21,130

    Issuance of Common Stock as
       Payment of Debt - Related Parties       19,912          60        162,215            --             --           162,275

    Interest on Loans                            --          --           13,590            --             --            13,590

    Expenses of Stock offerings                  --          --         (125,000)           --             --          (125,000)

    Purchase of Treasury stock, at cost
      (70,000) Shares                            --          --             --              --         (400,000)       (400,000)

    Net Loss                                     --          --             --        (3,079,064)          --        (3,079,064)

                                           ----------    --------    -----------     -----------     ----------     -----------
Balance - May 31, 1998                     15,407,653   $  46,223   $ 25,306,532    $(21,948,650)   $  (400,000)   $  3,004,105
                                           ==========    ========    ===========     ===========     ==========     ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 For The Year   For The Five         For The Year Ended
                                                                     Ended      Months Ended            December 31,
                                                                    May 31,        May 31,      --------------------------
                                                                      1998           1997           1996           1995
                                                                      ----           ----           ----           ----
Cash Flows from Operating Activities:
     Net Loss                                                     $(3,079,064)   $(1,647,754)   $(6,621,068)   $(1,120,397)
     Adjustments to Reconcile Net Loss to
        Net Cash (Used) by Operating
        Activities:
               Depreciation                                            77,747          9,480         18,231         10,494
               Stock Issued for Services and Other                    129,900        656,250      5,167,961        300,000
               Increase in Allowance for Doubtful Accounts             29,000           --             --          (15,910)
               Amortization of Debt Issuance Expense                   94,444         55,556         99,000         40,000
               Loan Interest  - Additional Paid-in Capital             13,590         14,404         90,802         67,016
               Changes in Operating Assets and Liabilities:
                  Accounts Receivable                                (367,192)          --            1,876         35,381
                  Prepaid Expenses and Other Assets                   (30,810)        (6,562)        (9,470)        11,502
                  Accounts Payable                                     71,453        (34,495)       (26,802)        13,603
                  Accrued Liabilities                                 (96,759)        89,098         43,905         90,658
                  Deferred Revenues                                      --             --           (7,386)        (1,215)
                                                                  -----------    -----------    -----------    -----------

                      Net Cash (Used) by Operating Activities      (3,157,691)      (864,023)    (1,242,951)      (568,868)
                                                                  -----------    -----------    -----------    -----------
Cash Flows from Investing Activities:
     Capital Expenditures                                          (1,213,558)        (8,998)       (30,227)       (60,927)
                                                                  -----------    -----------    -----------    -----------

                      Net Cash (Used) by Investing Activities      (1,213,558)        (8,998)       (30,227)       (60,927)
                                                                  -----------    -----------    -----------    -----------
Cash Flows from Financing Activities:
     Proceeds of Debt Financings                                    3,500,000      1,000,000      1,123,700           --
     Proceeds from Sale of Common Stock                             7,238,752           --             --             --
     Finders' Fees Paid on Sales of Common Stock                     (326,269)          --             --             --
     Expenses of  Stock Offerings                                    (125,000)          --             --             --
     Proceeds of Loans and Notes Payable                                 --             --          305,396        212,492
     Payments  of Loans and Notes Payable                            (277,508)       (84,000)       (50,000)        (3,200)
     Proceeds of Loans payable -- Related Parties                      23,190           --           11,271        433,407
     Payments of Loans payable -- Related Parties                         (92)        (4,700)       (37,404)       (23,351)
     Payments for Debt Issuance Expense                              (313,003)      (100,000)          --             --
     Purchase of treasury stock                                      (400,000)
     Proceeds of Stock Options Exercised                               21,130           --             --             --
                                                                  -----------    -----------    -----------    -----------

                      Net Cash Provided by Financing Activities     9,341,200        811,300      1,352,963        619,348
                                                                  -----------    -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                4,969,951        (61,721)        79,785        (10,447)

Cash and Cash Equivalents  --Beginning of Period                       21,483         83,204          3,419         13,866
                                                                  -----------    -----------    -----------    -----------

Cash and Cash Equivalents  --End of Period                        $ 4,991,434    $    21,483    $    83,204    $     3,419
                                                                  ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                 For The Year   For The Five         For The Year Ended
                                                                     Ended      Months Ended            December 31,
                                                                    May 31,        May 31,      --------------------------
                                                                      1998           1997           1996           1995
                                                                      ----           ----           ----           ----
Supplemental Cash Flow Information:

     Cash Paid for Interest                                       $  214,718     $      182     $    3,300     $   24,491
                                                                  ==========     ==========     ==========     ==========

     Cash Paid for Income Taxes                                   $     --       $     --       $     --       $     --
                                                                  ==========     ==========     ==========     ==========

Supplemental Disclosure of Non-Cash Financing Activities:

     Cancellation of Debt into Additional Paid-In Capital-
        Related Parties                                           $     --       $     --       $  350,000     $     --
                                                                  ==========     ==========     ==========     ==========

     Issuance of Common Stock as Debt Issuance Expense            $     --       $     --       $   49,000     $   50,000
                                                                  ==========     ==========     ==========     ==========

     Issuance of Common Stock as Payment of Debt-
        Related Parties                                           $  162,275     $     --       $  350,000     $     --
                                                                  ==========     ==========     ==========     ==========

     Debt issuance Expense as Additional Paid-In capital          $     --       $     --       $     --       $   90,000
                                                                  ==========     ==========     ==========     ==========

     Effect of Reverse Acquisition - Accounts Payable Acquired    $     --       $     --       $    6,800     $     --
                                                                  ==========     ==========     ==========     ==========

     Issuance of Common Stock as payment of Debt                  $1,088,300     $     --       $1,182,543     $     --
                                                                  ==========     ==========     ==========     ==========

     Cancellation of Debt into Additional Paid-in Capital         $     --       $     --       $   87,200     $     --
                                                                  ==========     ==========     ==========     ==========

     Issuance of Common Stock as Commissions on Sale of
     Common Stock                                                 $  206,269     $     --       $     --       $     --
                                                                  ==========     ==========     ==========     ==========


The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

NOTE 1 -          Operations and Basis of Presentation
                  ------------------------------------

                  History of ConSyGen, Inc., (f/k/a C Square Ventures, Inc.)
                  ----------------------------------------------------------

                  ConSyGen, Inc., a Texas Corporation ("ConSyGen-Texas'), was incorporated on September 28, 1988 as C Square Ventures, Inc. ConSyGen-Texas was formed for obtaining capital in order to take advantage of domestic and foreign business opportunities, which might have profit potential. On March 16, 1989, ConSyGen-Texas (then C Square Ventures, Inc.) completed an initial public offering.

                  On  September  5, 1996,  ConSyGen-Texas  acquired  100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.) ("the acquisition"). On June 25, 1996, International Data Systems, Inc. changed its name to ConSyGen, Inc. Immediately prior to the acquisition, ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona in exchange for all of the issued and outstanding shares of ConSyGen-Arizona (see Note 11 and 12). As a result of the acquisition,
ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase) with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company. Consequently, only the historical operations of ConSyGen-Arizona are presented for the periods through September 5, 1996. Subsequent to the acquisition, ConSyGen-Texas changed its name to ConSyGen, Inc. (A Texas corporation). ConSyGen-Texas and its wholly-owned subsidiary ConSyGen-Arizona are hereafter collectively referred to as the "Company".

                  Description of Business
                  -----------------------

                  Until 1995, ConSyGen-Arizona licensed its proprietary computer software used in the hotel and airline industries, and provided software maintenance services. In 1996 ConSyGen-Arizona discontinued its practice of software licensing and providing maintenance services. The Company is currently engaged in the business of rendering automated software conversion services, including "year 2000" conversions.

NOTE 1 -          Operations and Basis of Presentation (Continued)
                  ------------------------------------

                  Basis of Presentation
                  ---------------------

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining adequate financing. Management's plans in this regard include forming additional strategic alliances with computer hardware and consulting firms and implementation of a direct sales force (see Note 13).

                  Fiscal Year
                  -----------

                  ConSyGen-Texas' fiscal year end is May 31. Effective January 1, 1997, ConSyGen-Arizona changed its fiscal year from December 31 to May 31 to coincide with the fiscal year end of its parent company, ConSyGen-Texas. Since ConSyGen-Texas' acquisition of ConSyGen-Arizona has been accounted for

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company, only the historical operations to ConSyGen-Arizona are presented for periods through the date of acquisition. Subsequent to the acquisition date, the consolidated operations of the Company are presented. Accordingly, the financial statements presented are for the year ended May 31, 1998, for the five month period ended May 31, 1997 and for the years ended December 31, 1996 and 1995.

NOTE 2 -          Summary of Significant Accounting Policies
                  ------------------------------------------

                  Principles of Consolidation
                  ---------------------------

                  The consolidated financial statements include the accounts of ConSyGen-Texas and its wholly-owned subsidiary, ConSyGen-Arizona. Significant intercompany accounts and transactions have been eliminated in consolidation.

                  Use of Estimates
                  ----------------

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

                  Reclassifications
                  -----------------

                  Certain  items  in  these   financial   statements  have  been
reclassified to conform to the current period presentation.

                  Revenue Recognition
                  -------------------

                  Revenue was recognized in accordance with Statement of Position 91-1, "Software Revenue Recognition." Revenue in 1995 from software license fees that were related to the Company's obligation to provide certain post-contract customer support without charge for the first year of the license was unbundled from the license fee at its fair value and was deferred and recognized straight-line over the contract support period. Revenue from annual or other renewals of maintenance contracts (including long-term contracts) was deferred and recognized straight-line over the term of the contracts. In 1996, the Company discontinued its practice of software licensing and entering into maintenance contracts. For the year ended May 31, 1998, revenues from fixed-price contracts are principally recognized on achievement of specified performance milestones negotiated with customers. This method, which recognizes revenues on substantially the same basis as the percentage-of-completion method, is used because management considers milestones to be the best available measure of progress on these contracts. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determinable.

                  Cash and Cash Equivalents
                  -------------------------

                  The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of all cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

                  Property and Equipment
                  ----------------------

                  Property and equipment is stated at cost, less accumulated depreciation. Deprecation is computed principally by the straight-line method over the estimated useful lives of the related assets, which ranges from three to five years except real property which will be depreciated over 20 years.

                  Debt Issuance Expense
                  ---------------------

                  Costs   associated   with   the   Company's   debt   financing
transactions have been capitalized. These costs include the value of common stock issued, both by the Company or directly from a significant stockholder, as consideration for obtaining various loans. Such costs are being amortized over the terms of the related loans outstanding. At May 31, 1998, debt issuance expense is amortized over a 5 year period.

                  Research and Development
                  ------------------------

                  Research and development expenditures, including the cost of software development, are expensed as incurred.

                  Employee Stock Plans
                  --------------------

                  The Company accounts for its stock option plans in accordance with provisions of the Accounting Principle Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company will continue to account for its employee stock option plans in accordance with the provisions of APB 25, and therefore is required to disclose certain pro-forma information in the notes to its financial statements.

                  Fair Value Information
                  ----------------------

                  The  following  disclosure  of the  estimated  fair  value  of financial  instruments  at May 31,1998 and 1997 is made in  accordance  with the requirements of SFAS No.107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and loans payable are a reasonable estimate of their fair values. The carrying amounts of long-term debt approximate fair value.

                  The fair value information presented herein is based on pertinent information available to management as of May 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.
                                      F-11

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

                  Income Taxes
                  ------------

                  The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. In accordance with SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

                  Loss Per Share
                  --------------

                  Prior to the acquisition, the computation of net loss per share is based on the weighted average number of outstanding common shares of ConSyGen-Arizona. Following the acquisition, shares presented are adjusted for the effect of the reverse acquisition. Common stock equivalents have not been included in this calculation since their inclusion would be anti-dilutive.

                   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The new rules are effective for both interim and annual financial statements for periods ending after December 15, 1997. SFAS 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. The previous primary earnings per share ("EPS") calculation is replaced with basic EPS calculation. The basic EPS differs from the primary EPS calculation in that the basic EPS does not include any potentially dilutive securities. Fully dilutive EPS is replaced with diluted EPS and should be disclosed regardless of dilutive impact to basic EPS. Since SFAS 128 states that the computation of diluted EPS shall not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share, presentation of diluted EPS has been omitted.

                  New Accounting Pronouncements
                  -----------------------------

                  During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement is effective for fiscal years beginning after December 15, 1997.

                  In 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. This statement is effective for fiscal years beginning after December 15, 1997.

                  In 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for fiscal years beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.

                  In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which is effective for years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure of changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transactions.

Note 3 -          Property and Equipment
                  ----------------------

                  Property and equipment consists of the following:

                                                         1998          1997
                                                         ----          ----
                  Land                               $  152,792     $      --
                  Buildings and improvements            704,254            --
                  Computers                             446,025       176,851
                  Furniture and fixtures                 94,580         7,243
                                                     ----------     ---------
                                                      1,397,651       184,094

                  Less: Accumulated depreciation        189,809       112,063
                                                     ----------     ---------
                                                     $1,207,842     $  72,031
                                                     ==========     =========

NOTE 4 -          Loans Payable - Related Parties
                  -------------------------------

                  Loans payable to related parties with interest imputed at 10% per annum, are due on demand and are unsecured (see Note 10).

NOTE 5 -          Notes Payable
                  -------------

                  Notes payable consist of the following:

                                                          May 31,      May 31,
                                                          -------      -------
                                                           1998         1997
                                                           ----         ----

Note payable,  bearing  interest at 10% per Annum,
no stated  maturity and unsecured  .As  additional
consideration to the lender for making the loan, a
significant stock holder personally transferred to
the  lender  30,000  shares of his  common  stock,
valued at $1.00 per share. The value of such shares
has been capitalized as debt issuance  expense.          $ 30,000     $ 30,000

Note payable,  bearing  interest at 10% per annum,
due  July  31,  1996 and  unsecured.  The  Company
defaulted  in the  payment of the  Principal  when
due,  and  interest  accrued   thereafter  at  the
default rate of 18% per annum. As additional consideration to the lender for making the loan, a significant stockholder personally transferred to the lender 60,000 shares of his common stock, valued at $1.00 per share.

The value of such shares has been  capitalized  as
debt issuance expense.                                         --      100,000

Note payable, bearing interest at the prime

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

rate,   original   maturity   June  30,  1989  and
unsecured.                                                     --       23,000

Note payable,  bearing  interest at 10% per annum,
due on demand and unsecured.                                   --       23,317

Note payable,  bearing  interest at 10% per annum,
payable on demand,  and  unsecured.  As additional
consideration  to the  lender for making the loan,
the  Company  issued  25,000  shares of its common
stock to the lender valued at $1.00 per share. The
value of such shares has been  capitalized as debt
issuance expense.                                          25,000       25,000

Note  payable,  with  interest  imputed at 10% per
annum, no stated maturity and unsecured.                       --       23,190

Note  payable,  with  interest  imputed at 10% per
annum,  no stated  maturity and  unsecured.                 5,000        5,000

Note payable,  bearing  interest at 10% per annum,
payable on demand  and  unsecured.  As  additional
consideration  to the  lender for making the loan,
the  Company  issued  50,000  shares of its common
stock to the lender valued at $1.00 per share. The
value of such shares has been  capitalized as debt
issuance expense.                                              --       30,000
                                                          -------     --------
                                                          $60,000     $259,507
                                                          =======     ========
NOTE 6 -          Loans Payable
                  -------------

                  Loans payable consist of the following:

                                                          May 31,      May 31,
                                                          -------      -------
                                                           1998         1997
                                                           ----         ----

May  31,  May 31  1998  1997  Loan  payable,  with
interest  imputed at 10% per annum,  due on demand
and unsecured.                                            $    --     $ 52,000

Loan payable,  non-interest bearing, due on demand
and unsecured.                                                 --        8,000

Loan  payable,  with  interest  imputed at 10% per
annum, due on demand and unsecured.                            --      100,000

                                                          -------     --------
                                                          $    --     $160,000
                                                          =======     ========
NOTE 7 -          Long-Term Debt
                  --------------

                  On May 29, 1998, the Company completed a private placement of $3,500,000 in principal amount of convertible debentures and warrants to purchase 105,000 shares of common stock (the "Warrant Shares') for aggregate net proceeds, after payment of finders' fees and expenses, of approximately $3,200,000. Included in the finders' fees paid in connection with the convertible debentures, the Company issued warrants to purchase an additional 10,000 shares of its common stock. The debentures are convertible into common stock of the Company at a rate equal to the lesser of $4.8818 per share or 80% of the average closing bid price of the common stock for the 5 day trading period immediately preceding the applicable conversion date. The Agreement provides for liquidated damages to be paid by the Company in the event that the shares issuable upon conversion of the debentures are not delivered by the Company within the period specified in the Agreement. The warrants are exercisable at a purchase price of $4.8818 per share, are exercisable as to one third of the Warrant Shares at any time after May 29, 1998, as to another one third after November 29, 1998, and as to the remainder of the Warrant Shares after May 29, 1999, and expire on May 29, 2003. The subscription agreement relating to the convertible debentures and warrants (the"Agreement") provides that if the number of shares into which the debentures are

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

convertible plus the shares subject to the warrants would exceed 3,051,929 shares of common stock and the Company is unable (for the reasons specified in the Agreement) to issue the excess shares, then the Company must pay to the holders of the debentures the cash equivalent of the value of the excess shares.

                  The Agreement also contains  restrictions  upon the conversion of the debentures which prevents any holder from converting any portion of the debenture which would result in the holder being deemed (under applicable Securities and Exchange Commission rules and regulations) the beneficial owner of 4.99% or more of the Company's common stock then outstanding. Subject to these restrictions, the debentures are convertible in accordance with the provisions of the Agreement at any time after the earlier of September 25, 1998 (120 days after the issue date) or upon the effectiveness of a registration under the Securities Act of 1933 as amended of the shares underlying the debentures required to be filed under the provisions of the registration rights agreement executed concurrently with the Agreement. Pursuant to agreement with the holders of the debentures, the Company is obligated to file such registration statement by August 14, 1998; and the registration rights agreement provides for payment by the Company of liquidated damages to the extent of $35,000 for the first month and $70,000 for each succeeding month (prorated on a daily basis) that the registration statement is not timely filed or is not declared effective by September 25, 1998. To the extent that the debentures have not been converted by May 29, 2003 (the maturity date), the remaining principal amount of the debentures will be automatically converted into common stock of the Company.

                  In March 1997, ConSyGen-Texas raised $1,000,000, before deducting finder's fees of $100,000, through a private placement of convertible notes (the "Notes") in the principal amount of $1,000,000. The Notes were unsecured bore interest at the rate of 6% per annum, were payable in March 2000, and were convertible into common stock of ConSyGen-Texas. The principal amount of the Notes was convertible into common stock of ConSyGen-Texas at a rate equal to the lesser of (1) $10.85 per share (115% of the closing bid price of the common stock on March 21,1997); or (2) that price which is equal to 70% of the average closing bid price of the common stock for the five trading days preceding the date of conversion. ConSyGen-Texas was obligated to register the shares of common stock issuable upon conversion of the Notes, under the Securities Act of 1933, as soon as practicable after the closing date. The Notes provided that if the underlying shares were not registered within 90 days of closing, ConSyGen-Texas was obligated to pay penalties amounting to 2% of the principal amount of the Notes. In addition, the Company was obligated to pay penalties equal to 3% of the principal amount of the Notes for each subsequent month after expiration of the 90 day period during which the underlying shares are not registered under the Securities Act of 1933. The Notes were redeemable, at a price equal to 130% of the principal amount of the Notes, in the event that the price of ConSyGen-Texas' common stock was less than the bid price on March 21, 1997. During the quarter ended February 28, 1998, the Company converted the $1,000,000 debt into equity by issuing 328,445 shares of common stock.

NOTE 8 -          Commitments and Contingencies
                  -----------------------------

                  Leases
                  ------

                  The Company's former corporate offices are leased under a non-cancelable operating lease, as amended, which expires October 31, 1998. During the fiscal year ended May 31, 1998 the Company also leased additional office space on a month to month basis. Rental expense aggregated $120,000 for the year ended May 31, 1998, $31,503 for the five months ended May 31, 1997, and $61,434 and $49,884 for the years ended December 31, 1996 and 1995, respectively. Future minimum rental payments are as follows:

         Year Ending May 31, 1998     $  42,005
                                      =========

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

                  Legal Proceedings
                  -----------------

                  From time to time, the Company may be named in legal actions which are incidental to the industry in which the Company operates. Currently, the Company is not a party to any legal proceedings.

                  Concentration of Credit Risk
                  ----------------------------

                  The Company's cash, cash equivalents and accounts receivable are subject to potential credit risk. The Company's cash management and investment policies restrict investments to highly-liquid investments. Cash and cash equivalents are in excess of the FDIC and SIPC insurance limits.

NOTE 9 -          Income Taxes
                  ------------

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards, No. 109, "Accounting for Income Taxes". Deferred income taxes are provided with respect to differences between results of operations for financial reporting purposes and income tax purposes. For the year ended May 31, 1998, five months ended May 31, 1997, and the years ended December 31, 1996 and 1995, the Company generated net operating losses.

                  Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when those differences are expected to reverse. Effective May 31, 1997, the Company filed its federal corporation income tax return on a consolidated basis. As of May 31, 1998, the Company has a net operating loss carry-forward (NOLC) for federal income tax purposes of approximately $16,000,000, which begins to expire in1999. Pursuant to Section 382 of the Internal Revenue Code, due to changes in the ownership of the Company, the utilization of these loss carry-forwards may be subject to an annual limitation.

                  For income tax purposes, the NOLC may be used by the Company to offset future taxable income. However, due to the Company's historical operating results, the Company has placed a 100% valuation reserve on the NOLC. The following table sets forth the components of deferred tax assets at:

                                                   May 31,           May 31,
                                                    1998              1997
                                                -----------       -----------
         Net Operating Loss Carryforwards       $ 6,000,000       $ 6,000,000
         Less:  Valuation Reserve                (6,000,000)        6,000,000
                                                -----------       -----------
                                                $       -0-       $       -0-
                                                ===========       ===========

                  Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for eachperiod as a result of the following:

                                        Year Ended    Five Months Ended       Year Ended
                                        ----------    -----------------       ----------
                                       May 31, 1998     May 31, 1997       December 31, 1996
                                       ------------     ------------       -----------------

Computed "expected" tax benefit         $1,000,000       $  337,000           $2,251,000
Decrease in tax benefit resulting
from:
Net operating loss for which no
benefit is currently available          $1,000,000         (337,000)           2,251,000)
                                        ----------       ----------           ----------
                                        $        0       $        0           $        0
                                        ==========       ==========           ==========

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

NOTE 10 -         Related Party Transactions
                  --------------------------

                  A significant shareholder, who is also an officer and director of the Company, and his relatives and affiliates have advanced funds to the Company on an as needed basis. As of May 31, 1997 such shareholder and relatives had outstanding advances of $139,177. (see Notes 4 and 11). An additional $23,098 was loaned to the Company during the year ended May 31, 1998. These loans were repaid in October 1997 by the issuance of 19,912 shares of common stock as consideration.

                  In connection with the significant stockholder's private sale of 300,000 shares of common stock of the Company to certain individuals, the Company registered such shares for resale by such individuals under the Securities Act of 1933 in November 1997.

NOTE 11 -         Stockholders' Equity (Deficit)
                  ------------------------------

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

                  During 1996, ConSyGen-Arizona issued to a significant shareholder, who is also an officer and director of the Company, an aggregate of 2,477,006 shares of common stock, of which 700,000 were issued in satisfaction of a $350,000 loan payable to such stockholder, and the remaining 1,777,006 shares were issued as compensation for services rendered by such person in his capacity as an officer and director of ConSyGen-Arizona. In addition, such shareholder forgave, without further consideration, an additional $350,000 of indebtedness of ConSyGen-Arizona owed to him. In addition, 98,000 shares of common stock were issued to certain individuals as consideration for advancing funds to ConSyGen-Arizona. For accounting purposes, all the shares were valued at $.50 per share, which was management's best estimate of fair value at the date of issuance.

                  During 1996 the Company issued to a consultant for services 100,000 shares of common stock valued at $1.00 per share, which was management's best estimate of fair value at date of issuance.

                  During June 1997, the Company sold 120,000 shares of its common stock in a private placement for gross proceeds of $1,080,000. In connection with the sale, the Company paid finders' fees of $75,000 in cash and 3600 shares of common stock valued at $21,600.

                  On September 6, 1997, the Company completed the sale of 152,000 shares of its common stock in a private placement for gross proceeds of $882,500. In connection with the sale, the Company paid finders' fees of $66,000.

                  On September 29, 1997, the Company sold 900,000 shares of its common stock in a private placement for gross proceeds of $5,276,250. In connection with the sale, the Company paid finders' fees of $184,667 in cash and 31,500 shares of common stock valued at $184,669.

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

                  ConSyGen-Arizona has recognized a financial (imputed) interest charge on loans and notes payable as to which there were originally no stated interest rates. The interest has been charged to operations and credited to additional paid-in capital and is summarized as follows:

                                                                      Year Ended
                               Year Ended    Five Months Ended         December
                              May 31, 1998     May 31, 1997        1996        1995
                              ------------     ------------        ----        ----

Significant Stockholder          $ 4,057         $ 5,854         $72,179     $65,516

Others                             9,533           8,550          18,623       1,500
                                 -------         -------         -------------------
                                 $13,590         $14,404         $90,802     $67,016
                                 =======         =======         ===================

                  Increase in Common Shares Authorized
                  ------------------------------------

                  In  July  1997,   the   Company   amended   its   Articles  of
Incorporation to increase its authorized common shares from 16,666,666 to 40,000,000 shares.

                  Treasury Stock
                  --------------

                  In March 1998, the Company purchased 70,000 shares of its common stock for $400,000 in cash from a former consultant.

                  Debt Financings
                  ---------------

                  During 1995 ConSyGen-Arizona entered into an agreement with a consultant, as supplemented in 1996, under which the consultant agreed to assist ConSyGen-Arizona in obtaining financing. As noted above, ConSyGen-Arizona issued 100,000 shares of its common stock to the consultant as a retainer for services to be rendered. In 1996 such consultant assisted ConSyGen-Arizona in raising approximately $1,200,000 in a private placement of debt. The debt bore interest at a rate of 10% per annum, was unsecured, and was to be repaid in one year. As additional consideration to the lenders, ConSyGen-Arizona agreed to issue warrants to purchase an aggregate of 1,000,000 shares of ConSyGen-Arizona's common stock at an exercise price of $5.00 per share. The warrants would have become exercisable one year from the date of the loan, had a term of two years and were callable upon 60 days notice. As described in Note 11, in connection with ConSyGen-Texas' acquisition of ConSyGen-Arizona, ConSyGen-Arizona terminated these warrants and ConSyGen-Texas reserved for issuance new warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock at $5.00 per share. The warrants became exercisable on August 1, 1997, expire on September 5, 1998, and are redeemable upon 60 days' notice.

                  Following the loan transaction in September 1996, the Company's consultant transferred 200,000 shares of common stock of ConSyGen-Texas held by the consultant to the lenders in exchange for ConSyGen-Arizona's debt. As a result of this transaction, ConSyGen-Arizona's obligation to repay the lenders was extinguished and ConSyGen-Arizona became obligated to repay such consultant. Subsequently, ConSyGen-Texas and the consultant agreed that ConSyGen-Texas would issue an aggregate of 200,000 shares of its common stock to such consultant, of which 173,648 shares were issued in cancellation of ConSyGen-Arizona's debt acquired by the consultant from the lenders and 26,352 shares were issued as payment for services.

                  On May 19, 1997, the Company entered into a new agreement with the consultant which superseded all prior agreements with the consultant. Under this agreement, the Company (1) granted to the consultant, until June 1998, a right of first refusal with respect to future financing and (2) issued to the consultant 100,000 shares of common stock in full satisfaction of all amounts owing under all existing arrangements with the consultant. These 100,000 shares, which are restricted under the Securities Act of 1933, were valued at $6.00 per share. In addition, the Company issued the consultant warrants to purchase 300,000 shares of common stock (see Note 12). The consultant agreed

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

to provide such consulting services as the Company may request until June 1998. In addition, the consultant would be entitled to receive compensation, in an amount to be agreed upon, if any individual previously introduced by the consultant to the Company made an investment in the Company. Effective September 1, 1997, the Company and the consultant entered into an agreement terminating the May 19, 1997 agreement and all other existing agreements between the Company, the consultant, and their respective affiliates.

                  Acquisition of ConSyGen-Arizona
                  -------------------------------

                  ConSyGen-Texas  entered into an agreement,  dated as of August
28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). Immediately prior to the acquisition transaction (the "Acquisition"), ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. ConSyGen-Texas closed the
Acquisition on September 5, 1996. As a result of the Acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The Acquisition was treated as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company.

                  In connection with the Acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona, in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. Upon the closing of the Acquisition, ConSyGen-Texas issued an additional 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, ConSyGen-Texas issued 150,000 shares of common stock to a consultant for services to be rendered. After the Acquisition, ConSyGen-Arizona's stockholders held approximately 69% of the outstanding common stock of ConSyGen-Texas.

                  In connection with the Acquisition, outstanding options to purchase 1,275,000 shares of ConSyGen-Arizona's common stock previously granted under its Non-Qualified Stock Option Plan were terminated, and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan and issued options to purchase an equal number of shares of ConSyGen-Texas common stock at an exercise price of $1.00 per share. In addition, warrants to purchase 1,000,000 shares of ConSyGen-Arizona's common stock at $5.00 per share issued in connection with the private placement of approximately $1,200,000 in debt earlier in 1996 (The "Pre-Acquisition Debt") were terminated, and ConSyGen-Texas issued replacement warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock at $5.00 per share. The warrants became exercisable on August 1, 1997, expire on September 5, 1998, and are redeemable upon 60 days' notice. ConSyGen-Texas also issued an aggregate of 200,000 shares of its common stock in cancellation of the Pre-Acquisition Debt and certain other indebtedness. The Pre-Acquisition Debt had provided for interest at the rate of 10% per annum, was unsecured, and was to be repaid in one year.

NOTE 12 -         Stock Option Plans and Warrants
                  -------------------------------

                  In October 1995, ConSyGen-Arizona's Board of Directors approved the ConSyGen-Arizona Non-Qualified Stock Option Plan (the "1995 Plan"), which covered 1,275,000 shares of ConSyGen-Arizona's common stock. The terms of the1995 Plan provided that the exercise price per share could not be less than the par value of ConSyGen-Arizona's common stock and that options could be granted for terms of up to five years from the date of grant. At December 31, 1995, options to purchase an aggregate of 1,275,000 shares had been granted under the 1995 Plan. The 1995 Plan and all options outstanding thereunder were terminated effective as of September 5, 1996, the closing of the ConSyGen-Texas acquisition. ConSyGen-Texas adopted a new non-qualified stock

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

option plan (the "1996 Plan") on September 5, 1996, covering 1,500,000 shares for key employees and any other persons ("Non-Employee Participants") who are in a position to contribute to the long term success and growth of the Company. At May 31, 1998 and May 31, 1997, options to purchase an aggregate of 1,278,870 and 1,230,000 shares were outstanding, respectively, under the 1996 Plan.

                  On March 1, 1997, ConSyGen-Texas adopted the ConSyGen, Inc. 1997 Non-Qualified Stock Option Plan (the "1997 Plan"),which reserved for issuance options to purchase 1,000,000 shares of common stock for key employees and any other persons ("Non-Employee Participants") who are in a position to contribute to the long term success and growth of the Company. On September 10, 1997, the Company amended the 1997 Plan by increasing the common shares reserved for options from 1,000,000 to 2,000,000 options to purchase shares of common stock. At May 31, 1998 and May 31, 1997, options to purchase an aggregate of 1,355,000 and 400,000 shares were outstanding, respectively, under the 1997 Plan.

                  Effective as of the closing of the ConSyGen-Texas acquisition, ConSyGen-Arizona terminated warrants to purchase 1,000,000 shares of its common stock, which had been issued in connection with ConSyGen-Arizona's $1,200,000 debt financing in 1996. ConSyGen-Texas simultaneously issued replacement warrants to purchase 1,000,000 shares of ConSyGen-Texas common stock. These warrants have an exercise price of $5.00 per share, became exercisable on August 1,1997, expire on September 5, 1998, and are redeemable upon 60 days notice.

                  In July 1997, in connection with the May 19, 1997 agreement with the Company's consultant, which superseded all prior agreements with the consultant, the Company issued to the consultant warrants to purchase 300,000 shares of common stock at a price of $5.00 per share. The shares of common stock issuable upon exercise of these warrants will be restricted securities under the Securities Act of 1933. The warrants became exercisable on August 1, 1997, expire two years from the date of grant, and are redeemable upon 60 days notice. As of September 1, 1997 the Company and the consultant, by mutual agreement, terminated all prior agreements between them, including the May 19, 1997 agreement.

                  On November 10, 1997, the Company issued to a consultant for services rendered warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $5.00 per share. The warrants become fully exercisable on November 10, 1998, expire November 10, 2000, and are redeemable upon 60 days notice.

                  In May 1998, the Company issued 5 year warrants to purchase 105,000 shares of common stock at an exercise price of $5.00 to the holders of convertible debentures (see note 7). The Company also issued warrants to purchase 10,000 shares of common stock at $5.00 per share, as a part of the finder's fee in connection with the convertible debenture financing.

                  The following tables summarize the activity under the 1995, 1996 and 1997 Plans along with common stock warrant activity for the periods indicated:
                                                                     Weighted
                                                        Price of     Average
                                        Options          Option      Exercise
                                      Outstanding        Grants       Price
                                      -----------        ------       -----

Outstanding at December 31, 1995       1,275,000        $    .01       $.01

   Terminated                         (1,275,000)             --        --
   Replacement  Options                1,275,000        $   1.00        --
   Terminated                           (450,000)             --        --
   Granted                               375,000        $   1.00        --
   Granted                                50,000        $   6.50        --
                                          ------

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

Outstanding at December 31, 1996       1,250,000                --      $1.22

   Granted                               405,000      $8.88-$10.00        --
   Terminated                            (25,000)
                                       ---------
Outstanding at May 31, 1997            1,630,000                --      $3.11

    Terminated                          (455,000)               --        --
    Granted                            1,480,000      $ 3.50-4.875        --
    Exercised                            (21,130)     $       6.50        --
                                       ---------

Outstanding at May 31, 1998            2,633,870                --      $2.84
                                       =========                        =====

                                                                      Weighted
                                                       Price of       Average
                                      Warrants         Warrant        Exercise
                                     Outstanding        Grants         Price
                                     -----------        ------         -----

1995 Grant                            1,000,000     $      5.00
                                      ---------
Outstanding at December 31, 1996      1,000,000                      $   5.00
   Granted                                 --
                                      ---------
Outstanding at May 31, 1997           1,000,000                      $   5.00
Granted                                 515,000     $ 4.88-5.00
                                      ---------

Outstanding at May 31, 1998           1,515,000                      $   4.99
                                      =========                      ========

                  At December 31, 1996, options to purchase 293,750 and warrants to purchase 0 shares were exercisable. The weighted average exercise price of the exercisable options is $1.

                  At May 31, 1997, options to purchase 698,750 and warrants to purchase 0 shares were exercisable. The weighted average exercise price of the exercisable options is $5.58. At May 31, 1997 the average life of outstanding options and warrants was 9.5 years and 1.3 years respectively and the average life of exercisable options was 9.5 years. At May 31, 1998, options to purchase 1,400,969, and warrants to purchase 1,300.000 shares were exercisable. The weighted average exercise price of the exercisable options is $2.84 and the weighted exercise price of the exercisable warrants is $5.00.

                  At May 31, 1998 the average life of outstanding options and warrants was 8.86 years and .6 years respectively; the average life of exercisable options was 8.86 years; and the average life of exercisable warrants is 2.33 years.

                  Statement   of   Financial   Accounting   Standards   No.  123
"Accounting for Stock-Based Compensation", requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost.

                  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share for the year ended May 31, 1998, the five months ended May 31, 1997 and the year ended December 31, 1996 would have been increased to the pro forma amounts indicated in the following table.

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

                         For The Year    For The Five Months      For The Year
                             Ended             Ended                Ended
                       December 31, 1998    May 31, 1997       December 31, 1996
                       -----------------    ------------       -----------------

Net loss-as reported     $ (3,079,064)      $ (1,647,754)        $(6,621,068)
Net Loss- pro forma      $ (5,502,783)      $ (1,754,326)        $(6,965,592)

Net loss per share-
 as reported             $ (      .21)      $ (      .12)        $(      .70)

Net loss per share-
 pro forma               $ (      .37)      $ (      .13)        $(      .74)

Weighted average and
 pro forma weighted
 average common shares     14,835,559         13,700,231           9,438,062

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted; risk free interest rates of 7.0% expected dividend yields of 0.0%; expected lives of three years, and expected volatility of 30%.

                  The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the value of its employee stock options.

NOTE 13 -         Sales and Marketing
                  -------------------

                  The market for the Company's products and services consists of a wide range of business and governmental organizations which require the kinds of products and services that the Company provides. The Company's sales and marketing efforts are implemented through a direct sales force, supported by promotion through articles in trade publications and trade shows that address the software maintenance market, its independent sales representative program, teaming partners (distributors which provide local service) and arrangements with system integrators that provide computer-related services to end users. On July 17, 1998, Thomas S. Dreaper joined the Company as president and chief executive officer. Mr. Dreaper has instituted a program to increase industry awareness and acceptance of the Company's products and services through expanded publicity and staffing of sales personnel. It is the Company's objective to hire and train 24 new sales representatives nationwide by October of 1998 in order to increase the Company's sales. There is no assurance that these objectives can be achieved.

                          CONSYGEN, INC. AND SUBSIDIARY
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  May 31, 1998
                                  ------------

NOTE 14 -         Subsequent Events
                  -----------------

                  Mr. Thomas S. Dreaper joined the Company as president and chief executive officer effective July 17, 1998. In connection with his employment, the Company agreed to grant to Mr. Dreaper an option to purchase 1,000,000 shares of the Company's common stock at $2.8125 per share and on terms which provide for vesting to the extent of 500,000 shares if and when the Company's stock price closes at $5.00, and to the extent of the remaining 500,000 shares if and when the Company's stock price closes at $10.00. Subject to the foregoing provisions, Mr. Dreaper's options are to be exercisable at any time prior to July 18, 2008.

                  Mr. Ronald I. Bishop resigned as president, chief executive officer and a member of the board of directors of ConSyGen-Texas and ConSyGen-Arizona on June 30, 1998. He received $75,000 in severance and the exercise period of his vested options of 669,205 was extended from three months to three years.

                                  EXHIBIT INDEX

2 Plan of Acquisition between the Registrant and the stockholders of ConSyGen, Inc., an Arizona corporation, dated August 28, 1996, filed as
         Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 5, 1996 and incorporated herein by reference.

3.1      Articles of Incorporation of the Registrant, as amended. (1)

3.2      Amended and Restated By-Laws of the Registrant. (4)

4.1 Specimen common stock certificate, filed as Exhibit 4.B to the Registrant's Registration Statement on Form S-18, File No. 33-22900 - FW, and incorporated herein by reference.

4.2 Form of Common Stock Purchase Warrant used in connection with issuance of warrants to purchase an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.003 par value. (2)

4.3 Subscription Agreement used in connection with the Rule 506 sale of Convertible Debentures in the aggregate principal amount of $3,500,000 (including form of Convertible Debenture, form of Warrant, and form of Registration Rights Agreement, attached as Exhibits A, B and D, respectively, to the Subscription Agreement). *

4.4 Form of Common Stock Purchase Warrant to purchase an aggregate of 10,000 shares issued in partial payment of finders' fees in connection with sale of Convertible Debentures in aggregate principal amount of $3,500,000.*

4.5 Form of Subscription Agreement used in connection with Rule 506 sale of 120,000 shares for gross proceeds of $1,080,000. (1)

4.6 Form of Subscription Agreement used in connection with Rule 506 sale of 152,000 shares for gross proceeds of $882,500. (1)

4.7 Form of Common Stock Purchase Warrant to purchase 200,000 shares issued to consultant, Howard R, Baer, on August 1, 1997. (1)

4.8 Form of Common Stock Purchase Warrant to purchase 100,000 shares issued to Howard R, Baer's designee, Kevin C. Baer, on August 1, 1997. (1)

4.9 Subscription Agreement used in connection with Rule 506 sale of 900,000 shares for gross proceeds of $5,276,250. (3)

4.10 Form of Subscription Agreement used in connection with issuance of 30,747 shares in payment of indebtedness in the aggregate amount of $250,575. (3)

4.11 Common Stock Purchase Warrant to purchase 100,000 shares issued to a consultant's designee, Irvington International Limited, as of November 10, 1997. (3)

4.12 Agreement dated as of July 17, 1998 between the Registrant and Tom S. Dreaper relating to employment and grant of options to purchase 1,000,000 shares of common stock of the Registrant. *

10.7     Registrant's 1996 Non-Qualified Stock Option Plan. (2)

10.8     Registrant's Amended and Restated 1997 Non-Qualified Stock Option Plan.
         (3)

10.9 Consulting Agreement between the Registrant and M.H. Meyerson & Co., Inc. dated August 19, 1996. (5)

10.10 Form of Indemnification Contract between the Registrant and each executive officer and director of the Registrant. (3)

10.11 Agreement between the Registrant and Carriage House Capital, Inc., effective as of September 1, 1997, terminating all existing agreements between the Registrant and Carriage House Capital, Inc., and its affiliates. (3)

21       List of Subsidiaries of the Registrant. *

27       Financial Data Schedule. *

-----------------------

(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.

(2) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.

(3) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Registration Statement on Form S-1, File No. 333-40649, and incorporated herein by reference.

(4) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference.

(5) Filed as Exhibit No. 10.10 to the Registrant's Annual Report on Form 10K for the year ended May 31, 1997, and incorporated herein by reference.

*      Filed Herewith