Form 10-Q
period 1998-08-31
CONSYGEN INC
filed 1998-10-15
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 1998

                          Commission File Number: 17598

                                 CONSYGEN, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Texas                                                 76-0260145
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 125 South 52nd Street, Tempe, Arizona                             85281
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                 (602) 394-9100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

15,342,064 shares of Common Stock, $.003 par value, as of October 12, 1998.

                                 CONSYGEN, INC.

                                      INDEX

PART I FINANCIAL INFORMATION:

     Item 1.  Financial Statements.

              Consolidated Balance Sheets,
                August 31, 1998 and May 31, 1998                              2

              Consolidated Statements of Operations - Three
                Months Ended August 31, 1998 and August 31, 1997              3

              Consolidated Statements of Cash Flows - Three
                Months Ended August 31, 1998 and August 31, 1997              4

              Notes to Consolidated Financial Statements                      5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7

PART II OTHER INFORMATION

     Item 5.  Other Information                                              10

     Item 6.  Exhibits and Reports on Form 8-K.                              10

SIGNATURES                                                                   11



                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED IN THIS REPORT AND IN DOCUMENTS INCORPORATED BY REFERENCE HEREIN CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURIRIES EXCHANGE ACT OF 1934. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN OR INCORPORATED BY REFERENCE HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "PLANS," "ANTICIPATES," "EXPECTS," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH SUCH FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                     August 31,        May 31,
                                                       1998             1998
                                                       ----             ----
Current Assets:
   Cash and Cash Equivalents                       $  3,858,058    $  4,991,434
   Accounts Receivable                                  272,450         338,192
   Debt Issuance Expense  Net                            62,601          62,601
   Prepaid Expenses                                      43,102          40,000
   Other Current Assets                                   9,635           7,135
                                                   ------------    ------------
      Total Current Assets                            4,245,846       5,439,362
                                                   ------------    ------------

Property and Equipment  Net                           1,249,648       1,207,842
                                                   ------------    ------------
Other Assets:
   Debt Issuance Expense  Net of Current Portion        237,793         250,402
   Other Assets                                           5,795           6,496
                                                   ------------    ------------

      Total Other Assets                                243,588         256,898
                                                   ------------    ------------

Total Assets                                       $  5,739,082    $  6,904,102
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                                $     74,768    $    134,157
   Notes Payable                                         60,000          60,000
   Accrued Liabilities                                  221,198         205,840
                                                   ------------    ------------

      Total Current Liabilities                         355,966         399,997

LongTerm Debt                                         3,500,000       3,500,000
                                                   ------------    ------------

      Total Liabilities                               3,855,966       3,899,997
                                                   ------------    ------------
Commitments & Contingencies

Stockholders' Equity :
   Common Stock, $.003 par Value, Authorized
    40,000,000 Shares, Issued 15,412,064 Shares
    at August 31, 1998 and 15,407,653 Shares
    at May 31, 1998                                      46,236          46,223
   Additional Paidin Capital                         25,311,680      25,306,532
   Accumulated Deficit                              (23,074,800)    (21,948,650)
   Treasury Stock, at cost ( 70,000 shares)            (400,000)       (400,000)
                                                   ------------    ------------

      Total Stockholders' Equity                      1,883,116       3,004,105
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity         $  5,739,082    $  6,904,102
                                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       For The Three Months
                                                          Ended August 31,
                                                  -----------------------------
                                                       1998            1997
                                                       ----            ----

Revenues                                          $    147,964     $         --
                                                  ------------     ------------
Costs and Expenses:
   Cost of Conversion Services                         226,090               --
   Software Development                                193,801          284,045
   Selling, General and Administrative                 809,927          333,813
    Expenses

   Interest Expense                                     54,000          110,664

   Depreciation and Amortization                        43,650           21,403
                                                  ------------     ------------

             Total Costs and Expenses                1,327,468          749,925
                                                  ------------     ------------

Loss from Operations                                (1,179,504)        (749,925)

Interest Income                                         53,354            5,915
                                                  ------------     ------------

Net Loss                                          $ (1,126,150)    $   (744,010)
                                                  ============     ============

Weighted Average Common Shares Outstanding          15,341,093       13,919,831

Net Loss per Commion Share                        $      (0.07)    $      (0.05)
                                                  ============     ============

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              August 31,
                                                      --------------------------
                                                         1998           1997
                                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                           $(1,126,150)  $  (744,010)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating Activities:
     Depreciation                                         28,000        13,070
     Amortization of Debt Issuance Expense                15,650         8,333
     Loan Interest - Additional Paidin Capital                --         8,607
     Changes in Operating Assets and Liabilities:
       Accounts Receivable                                65,742            --
       Prepaid Expenses and Other Assets                  (7,942)        7,800
       Accounts Payable                                  (59,389)       52,243
       Accrued Liabilities                                15,358       (88,094)
                                                     -----------   -----------
         Net Cash (Used) by Operating Activities      (1,068,731)     (742,051)
                                                     -----------   -----------
Cash Flows from Investing Activities:
    Purchases of Furniture and Equipment                 (69,806)     (232,656)
                                                     -----------   -----------
         Net Cash (Used) by Investing Activities         (69,806)     (232,656)
                                                     -----------   -----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                       5,161     1,080,000
  Commissions on Sale of Common Stock                         --       (75,600)
  Payments  of Loans and Notes Payable                        --       (23,190)
  Proceeds of Loans payable -- Related Parties                --        23,190
  Payments of Loans payable -- Related Parties                --           (92)
                                                     -----------   -----------
         Net Cash Provided by Financing Activities         5,161     1,004,308
                                                     -----------   -----------

Net Increase in Cash and Cash Equivalents             (1,133,376)       29,601

Cash and Cash Equivalents -- Beginning of Period       4,991,434        21,483
                                                     -----------   -----------

Cash and Cash Equivalents -- End of Period           $ 3,858,058   $    51,084
                                                     ===========   ===========
Supplemental Cash Flow Information:
 Cash Paid for Interest                              $        --   $    95,000
                                                     ===========   ===========
NonCash Financing and Investing Activities:
 Issuance of Common Stock as Commissions
 on Sale of Common Stock                             $        --   $    21,600
                                                     ===========   ===========
    Common Stock Subscibed- Net of Finder's Fees     $        --   $   504,000
                                                     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of ConSyGen, Inc., a Texas corporation ("ConSyGen-Texas") and its wholly-owned subsidiary, ConSyGen, Inc., an Arizona corporation ("ConSyGen-Arizona"). Significant intercompany accounts and transactions have been eliminated.

         ConSyGen-Texas and its wholly-owned subsidiary ConSyGen-Arizona are hereafter collectively referred to as the "Company."

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

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

         STOCK OPTIONS

         During June 1998, the Company granted to certain officers options to purchase an aggregate of 210,000 shares of Common Stock pursuant to the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan. The options had a term of 10 years, exercise prices of 2.875 per share, and were exercisable as follows: 25% were immediately exercisable and the remaining 75% became exercisable in 24 equal monthly installments commencing one month from the date of grant.

         During June 1998, the Company granted to certain directors options to purchase an aggregate of 20,000 shares of Common Stock pursuant to the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan. The options had a term of 10 years, exercise prices of 2.875 per share, and were exercisable as follows: 50% were immediately exercisable and the remaining 50% became exercisable in 12 equal monthly installments commencing one month from the date of grant.

         Mr. Ronald I. Bishop resigned as president, chief executive officer and a member of the board of directors of ConSyGen-Texas and ConSyGen-Arizona on June 30, 1998. He received $75,000 in severance compensation, and the exercise period of his vested options to purchase 669,205 shares was extended from three months to three years.

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

         Mr. Jeffery Richards resigned as vice president and director of sales and marketing-international effective July 20, 1998. He received $19,750 in severance compensation, and the exercise period of his vested options to purchase 125,000 shares was extended from three months to one year.

NOTE 3 - NET LOSS PER SHARE

         The computation of diluted net loss per share is not presented because conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share.

NOTE 4 - SUBSEQUENT EVENTS

         ORGANIZATION

         Mr. J. Stephen Kelly resigned as executive vice president, chief administrative officer, secretary of the Corporation and member of the board of directors of ConSyGen-Texas and ConSyGen-Arizona on October 5, 1998. Severance arrangements are being negotiated.

         WARRANTS

         On September 28, 1998, the Company issued notices of redemption to holders of outstanding warrants to purchase an aggregate of 400,000 shares having an exercise price of $5.00 per share. The redemption price is $.003 per share, the par value of the Company's common stock, and is scheduled to take place on November 28, 1998, subject to the rights of the holders of the Warrants to exercise them prior to such date.


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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         NET LOSSES. For the quarter ended August 31, 1998, the Company incurred net losses of $1,126,000, compared with net losses of $744,000 for the comparable prior quarter, an increase of $382,000. An explanation of these losses is set forth below.

         REVENUES. For the quarter ended August 31, 1998, the Company had operating revenue of $148,000, compared with no operating revenue for the comparable prior periods. The increase in revenue was related to several completed and in process conversion service contracts.

         COST OF CONVERSION SERVICES. Cost of conversion services consists primarily of personnel costs directly related to the performance of conversion services by the Company. Before the commencement of revenue generating operations, the personnel currently dedicated to the provision of conversion services were dedicated to software development, and, accordingly, the costs directly related to such personnel were previously included in software development expense. For the quarter ended August 31, 1998, cost of conversion services were $226,000, compared with no expense for the comparable prior periods. The increase in cost of conversion services is primarily attributable to the redeployment of personnel, from software development to the provision of conversion services, as noted above, and the hiring of additional personnel. The cost of conversion as a percentage of sales is high due to unabsorbed costs attributable to low sales volume

         SOFTWARE DEVELOPMENT EXPENSES. For the quarter ended August 31, 1998, software development expenses were $194,000, compared with $284,000 for the quarter ended August 31, 1997, a decrease of approximately $90,000. The decrease in software development expenses is primarily attributable to the transfer of certain personnel, from software development to the production department.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the quarter ended August 31, 1998, general and administrative expenses were $810,000, compared with $334,000 for the quarter ended August 31, 1997, an increase of approximately $476,000. The increase in general and administrative expenses is primarily attributable to the increase in payroll expenses of $280,000, advertising expenses of $36,000 and all other expenses of $161,000 which include expenses associated with the Company's status as a public company.

         INTEREST EXPENSE. For the quarter ended August 31, 1998, interest expense was $54,000, compared with $111,000 for the comparable prior period. The current quarter interest expense is primarily composed of interest accrual on $3,5000,000 principal amount of the Company's 6% Convertible Debentures.

         DEPRECIATION EXPENSE. For the quarter ended August 31, 1998, depreciation expense was approximately $28,000, compared with $13,000 for the comparable prior period. The increase is primarily due to purchases of computers, furniture and building.

         AMORTIZATION EXPENSE. For the quarter ended August 31, 1998, amortization expense was $16,000, compared with $8,000 for the quarter ended August 31, 1997, an increase of $8,000. The increase in debt issuance expenses is primarily attributable to the amortization of debt issuance expense associated with the Company's 6% Convertible Debentures.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 1998, the Company had $3,858,000 in cash and cash equivalents, compared with approximately $4,991,000 at May 31, 1998. The Company had working capital of approximately $3,900,000 at August 31, 1998, compared with a working capital of approximately $5,000,000 at May 31, 1998, a decrease in working capital of approximately $1,100,000. The decrease in working capital is primarily attributable to the net loss for the period of $1,100,000. The Company had long-term debt of $3,500,000 at August 31, 1998 and at May 31, 1998.

         The Company continues to incur significant losses. During the quarter ended August 31, 1998, the Company's operations used approximately $1.1 million in cash, an average of approximately $366,000 per month. The Company's cash expenditures are increasing, primarily due to increases in sales and marketing personnel. If the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility, and there can be no assurance that the Company will be able to obtain the additional capital in the form of debt or equity financing necessary to continue its operations beyond approximately March 31 of 1999 if no significant sales are realized.

         The Company continues to hire additional sales and marketing personnel. In the second fiscal quarter, the Company hired an additional 24 people for sales and marketing in various regions of the U.S. In the short term, the personnel costs associated with the increased sales efforts may adversely affect operations and liquidity. There is no certainty that the increased sales efforts will result in increased revenue in the longer term.

         The Company expects to spend approximately $50,000 out of its available cash for computer equipment during second fiscal quarter.

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






                      (This space intentionally left blank)

                          PART II --- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         On August 27, 1998, the Company received a written inquiry from the National Association of Securities Dealers ("NASD") requesting certain information concerning the Company in connection with a review of the Company's public filings. Among other matters, the NASD requested information regarding the Company's financial condition and the private placement, on May 29, 1998, of its 6% Convertible Debentures. The Company responded to the inquiry in writing on September 17, 1998. The NASD has not, to date, responded to the Company's response to its inquiry. The outcome of the NASD review may be the delisting of the Company's common stock from the Nasdaq SmallCap Market, which could have a material adverse effect upon the Company and the price of, and trading market for, the Company's common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         The list of Exhibits which are filed with this report or incorporated by reference herein is set forth in the Exhibit Index that appears following the signature page, which Exhibit Index is incorporated herein by this reference.

(b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended August 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CONSYGEN, INC.


Date: October 14, 1998                   By: /s/ Thomas s. Dreaper
      ----------------                       --------------------------------
                                             Thomas S. Dreaper, President
                                             And Chief Executive Officer
                                             (Principal Executive Officer)

Date: October 14, 1998                   By: /s/ Rajesh K. Kapur
      ----------------                       --------------------------------
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

4.3 Subscription Agreement used in connection with the Rule 506 sale of Convertible Debentures in the aggregate principal amount of $3,500,000 (including form of Convertible Debenture, form of Warrant, and form of Registration Rights Agreement, attached as Exhibits A, B and D, respectively, to the Subscription Agreement). (6)

4.4 Form of Common Stock Purchase Warrant to purchase an aggregate of 10,000 shares issued in partial payment of finders' fees in connection with sale of Convertible Debentures in aggregate principal amount of $3,500,000. (6)

4.5 Form of Subscription Agreement used in connection with Rule 506 sale of 120,000 shares for gross proceeds of $1,080,000. (1)

4.6 Form of Subscription Agreement used in connection with Rule 506 sale of 152,000 shares for gross proceeds of $882,500. (1)

4.7 Form of Common Stock Purchase Warrant to purchase 200,000 shares issued to consultant, Howard R, Baer, on August 1, 1997. (1)

4.8 Form of Common Stock Purchase Warrant to purchase 100,000 shares issued to Howard R, Baer's designee, Kevin C. Baer, on August 1, 1997. (1)

4.9 Subscription Agreement used in connection with Rule 506 sale of 900,000 shares for gross proceeds of $5,276,250. (3)

4.10 Form of Subscription Agreement used in connection with issuance of 30,747 shares in payment of indebtedness in the aggregate amount of $250,575. (3)

4.11 Common Stock Purchase Warrant to purchase 100,000 shares issued to a consultant's designee, Irvington International Limited, as of November 10, 1997. (3)

4.12 Agreement dated as of July 17, 1998 between the Registrant and Tom S. Dreaper relating to employment and grant of options to purchase 1,000,000 shares of common stock of the Registrant. (6)

10.7    Registrant's 1996 Non-Qualified Stock Option Plan. (2)

10.8 Registrant's Second Amended and Restated 1997 Non-Qualified Stock Option Plan. *

10.9 Consulting Agreement between the Registrant and M.H. Meyerson & Co., Inc. dated August 19, 1996. (5)

10.10 Form of Indemnification Contract between the Registrant and each executive officer and director of the Registrant. (3)

10.11 Agreement between the Registrant and Carriage House Capital, Inc., effective as of September 1, 1997, terminating all existing agreements between the Registrant and Carriage House Capital, Inc., and its affiliates. (3)

27      Financial Data Schedule. *

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

(5) Filed as Exhibit No. 10.10 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, and incorporated herein by reference.

(6) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Annual Report on Form 10-K for the year ended May 29, 1998, and incorporated herein by reference.

*       Filed herewith