Form 10-Q
period 1998-11-30
CONSYGEN INC
filed 1999-01-14
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 1998

                          Commission File Number: 17598


                                 CONSYGEN, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Texas                                                 76-0260145
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 125 South 52nd Street, Tempe, Arizona                              85281
---------------------------------------                           ---------
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

15,342,064 shares of Common Stock, $.003 par value, as of January 12, 1999.

                                 CONSYGEN, INC.

                                      INDEX

PART I FINANCIAL INFORMATION:

     Item 1. Financial Statements.

             Consolidated Balance Sheets,
             November 30, 1998 and May 31, 1998                             2

             Consolidated Statements of Operations - Six and Three
             Months Ended November 30, 1998 and November 30, 1997           3

             Consolidated Statements of Cash Flows - Six
             Months Ended November 30, 1998 and November 30, 1997           4

             Notes to Consolidated Financial Statements                     5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

PART II  OTHER INFORMATION

     Item 5. Other Information                                             11

     Item 6. Exhibits and Reports on Form 8-K.                             11

SIGNATURES                                                                 12


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

                          PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                   November 30,        May 31,
                                                      1998              1998
                                                      ----              ----
Current Assets:
   Cash and Cash Equivalents                      $  2,510,834     $  4,991,434
   Accounts Receivable                                 438,304          338,192
   Debt Issuance Expense Net                            62,601           62,601
   Prepaid Expenses                                     33,647           40,000
   Other Current Assets                                 27,135            7,135
                                                  ------------     ------------

      Total Current Assets                           3,072,521        5,439,362
                                                  ------------     ------------

Property and Equipment Net                           1,252,743        1,207,842
                                                  ------------     ------------
Other Assets:
   Debt Issuance Expense Net of Current Portion        219,102          250,402
   Other Assets                                          8,836            6,496
                                                  ------------     ------------

      Total Other Assets                               227,938          256,898
                                                  ------------     ------------

Total Assets                                      $  4,553,202     $  6,904,102
                                                  ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                               $     83,569     $    134,157
   Notes Payable                                        60,000           60,000
   Accrued Liabilities                                 290,727          205,840
                                                  ------------     ------------
      Total Current Liabilities                        434,296          399,997

LongTerm Debt                                        3,500,000        3,500,000
                                                  ------------     ------------

      Total Liabilities                              3,934,296        3,899,997
                                                  ------------     ------------
Commitments & Contingencies

Stockholders' Equity :
   Common Stock, $.003 par Value, Authorized
     40,000,000 Shares, Issued 15,412,064
     Shares at November 30, 1998 and 15,407,653
     Shares at May 31, 1998                             46,236           46,223
   Additional Paidin Capital                        25,311,681       25,306,532
   Accumulated Deficit                             (24,339,011)     (21,948,650)
   Treasury Stock, at cost (70,000 shares)            (400,000)        (400,000)
                                                  ------------     ------------

      Total Stockholders' Equity                       618,906        3,004,105
                                                  ------------     ------------

Total Liabilities and Stockholders' Equity        $  4,553,202     $  6,904,102
                                                  ============     ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        For The Three                For The Six
                                         Months Ended                Months Ended
                                         November 30,                November 30,
                                 -------------------------   -------------------------
                                      1998         1997          1998          1997
                                      ----         ----          ----          ----
Revenues                         $   324,375   $   121,000   $   472,339   $   121,000

Cost and Expenses:
  Cost of Conversion Services        211,197        36,914       437,287        36,914
  Software Development               157,759       293,787       351,560       577,832
  Selling, General and
   Administrative Expenses         1,160,382       706,375     1,970,309     1,040,188
  Interest Expense                    52,500        94,290       106,500       204,954
  Depreciation and Amortization       49,078        33,561        92,728        54,964
                                 -----------   -----------   -----------   -----------

      Total Costs and Expenses     1,630,916     1,164,927     2,958,384     1,914,852
                                 -----------   -----------   -----------   -----------

Loss from Operations              (1,306,541)   (1,043,927)   (2,486,045)   (1,793,852)

Interest Income                       42,330        33,673        95,684        39,588

Net Loss                         $(1,264,211)  $(1,010,254)  $(2,390,361)  $(1,754,264)
                                 ===========   ===========   ===========   ===========
Weighted Average Common
 Shares Outstanding               15,341,093    14,857,121    15,341,093    14,388,977
                                 ===========   ===========   ===========   ===========

Net Loss Per Common Share        $     (0.08)  $     (0.07)  $     (0.16)  $     (0.12)
                                 ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the Six Months Ended
                                                               Novmber 30,
                                                        ------------------------
                                                          1998           1997
                                                          ----           ----
Cash Flows from Operating Activities:
 Net Loss                                             $(2,390,361)  $(1,754,264)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
    Depreciation                                           61,428        38,298
    Stock issued for Services                                  --       106,400
    Amortization of Debt Issuance Expense                  31,300        16,666
    Loan Interest - Additional Paidin Capital                  --        12,090
    Changes in Operating Assets and Liabilities:
     Accounts Receivable                                 (100,112)           --
     Prepaid Expenses and Other Assets                    (15,987)      (43,975)
     Accounts Payable                                     (50,588)       38,161
     Accrued Liabilities                                   84,887       (37,426)
                                                      -----------   -----------
        Net Cash (Used) by Operating Activities        (2,379,433)   (1,624,050)
                                                      -----------   -----------
Cash Flows from Investing Activities:
 Purchases of Furniture and Equipment                    (106,328)     (276,690)
                                                      -----------   -----------
        Net Cash (Used) by Investing Activities          (106,328)     (276,690)
                                                      -----------   -----------
Cash Flows from Financing Activities:
 Proceeds from Sale of Common Stock                         5,161     7,238,750
 Commissions on Sale of Common Stock                           --      (326,267)
 Expenses of Offering                                          --      (125,000)
 Payments of Loans and Notes Payable                           --      (247,890)
 Proceeds of Loans payable - Related Parties                   --        23,190
 Payments of Loans payable - Related Parties                   --           (92)
                                                      -----------   -----------
        Net Cash Provided by Financing Activities           5,161     6,562,691
                                                      -----------   -----------

Net Increase in Cash and Cash Equivalents              (2,480,600)    4,661,951

Cash and Cash Equivalents - Beginning of Period         4,991,434        21,483
                                                      -----------   -----------

Cash and Cash Equivalents - End of Period             $ 2,510,834   $ 4,683,434
                                                      ===========   ===========
Supplemental Cash Flow Information:
 Cash Paid for Interest                                        --   $   104,371
                                                      ===========   ===========
Non-Cash Financing and Investing Activities:
 Issuance of Common Stock as Payment of Debt -
 Related Parties                                               --   $   162,275
                                                      ===========   ===========
 Issuance of Common Stock as Payment of Debt                   --   $    88,300
                                                      ===========   ===========
 Issuance of Common Stock as Commissions
  on Sale of Common Stock                                      --   $   206,269
                                                      ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998
                                   (Unaudited)

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

     Mr. J. Stephen Kelly resigned as executive vice president, chief administrative officer, secretary of the Corporation and member of the board of directors of ConSyGen-Texas and ConSyGen-Arizona on October 5, 1998. He received one-month salary in severance compensation, and the exercise period of his vested options to purchase 60,935 shares was extended from three months to one year.

     Mr. James F. Vittera resigned as vice president marketing effective November 13, 1998. He received one-month salary in severance compensation, and the exercise period of his vested options to purchase 60,935 shares was extended from three months to one year.

     WARRANTS

     On September 28, 1998, the Company issued notices of redemption to holders of outstanding warrants to purchase an aggregate of 400,000 shares having an exercise price of $5.00 per share. On November 28, 1998, these warrants were expired.

NOTE 3 - NET LOSS PER SHARE

     The computation of diluted net loss per share is not presented because conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share.

NOTE 4 - SUBSEQUENT EVENTS

     STOCK OPTIONS

     On December 17, 1998, the board of Directors restructured and repriced stock options exercise price based on that day's closing price. The stock options for all the current employees with exercise price above $1.50 were adjusted to $1.50 per share.

     During December 1998, the Company granted to certain officers options to purchase an aggregate of 130,000 shares of Common Stock pursuant to the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan. The options had a term of 10 years, exercise prices of $1.50 per share, and were exercisable as follows: 25% were immediately exercisable and the remaining 75% became exercisable in 24 equal monthly installments commencing one month from the date of grant

     During December 1998, the Company granted to a certain officer options to purchase an aggregate of 100,000 shares of Common Stock pursuant to the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan. The options had a term of 10 years, exercise prices of $.875 per share, and were exercisable as follows: 50,000 shares if and when the Company's stock price closes at $5.00, and to the extent of the remaining 50,000 shares if and when the Company's stock price closes at $10.00.

     LEGAL PROCEEDINGS

     On December 3, 1998, the three holders of the Company's outstanding Convertible Debentures, Sovereign Partners Limited Partnership, a Delaware limited partnership, Dominion Capital Fund, Ltd., a Bahamian Corporation, and Canadian Advantage Limited Partnership, an Ontario, Canada, Limited Partnership, commenced an action (Case No. 98CIV.8457 in the United States District Court for the Southern District of New York) against the Company for specific performance of the provisions of the Debentures which permit the holders to convert the debt evidenced by the Debentures into shares of the Company's common stock. The Debentures are described on page 10 of the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission, effective September 29, 1998.

     On December 28, 1998, the Company filed an answer in that action denying that, under the pertinent circumstances, the Company is obligated to effect any such conversion. The Company also filed a counterclaim against the holders, and new claims against certain agents of the holders, in the same action, alleging that the holders and the agents made material misrepresentations in connection with the purchase and sale of the Debentures and made unlawful short sales of the Company's common stock.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NET LOSSES. For the quarter ended November 30, 1998, the Company incurred net losses of $1,264,000, compared with net losses of $1,010,000 for the comparable prior quarter, an increase of $254,000. For the six months ended November 30, 1998, the Company incurred net losses of $2,390,000, compared with net losses of $1,754,000 for the comparable prior period, an increase of $636,000.An explanation of these losses is set forth below.

     REVENUES. For the quarter ended and six months ended November 30, 1998, the Company had operating revenue of $324,000 and $472,339, respectively, compared with $121,000 operating revenue for the comparable prior periods. The increase in revenue was related to several completed and in process conversion service contracts.

     COST OF CONVERSION SERVICES. Cost of conversion services consists primarily of personnel costs directly related to the performance of conversion services by the Company. Before the commencement of revenue generating operations, the personnel currently dedicated to the provision of conversion services were dedicated to software development, and, accordingly, the costs directly related to such personnel were previously included in software development expense. For the three and six months ended November 30, 1998, cost of conversion services were $211,000 and $437,000, respectively, compared with $37,000 for the comparable prior periods. The increase in cost of conversion services is primarily attributable to the redeployment of personnel, from software development to the provision of conversion services, as noted above, and the hiring of additional personnel. The cost of conversion as a percentage of sales is high due to unabsorbed costs attributable to low sales volume

     SOFTWARE DEVELOPMENT EXPENSES. For the three and six months ended November 30, 1998, software development expenses were $158,000 and $352,000, respectively, compared with $294,000 and $578,000, respectively for the comparable prior periods. The decrease in software development expenses is primarily attributable to the transfer of certain personnel, from software development to the production department.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the quarter ended November 30, 1998, selling, general and administrative expenses were $1,160,000, compared with $706,000 for the quarter ended November 30, 1997, an increase of approximately $454,000. The increase in selling, general and administrative expenses is primarily attributable to the increase in selling payroll expenses of $390,000, an increase in advertising expenses of $23,000 and all other expenses of $41,000 which include expenses associated with the Company's status as a public company. For the six months ended November 30, 1998, selling, general and administrative expenses were $1,970,000, compared with $1,040,000 for the quarter ended November 30, 1997, an increase of approximately $930,000. The increase in selling, general and administrative expenses is primarily attributable to the increase in payroll expenses of $700,000, an increase in advertising expenses of $59,000 and all other expenses of $171,000 which include expenses associated with the Company's status as a public company.

     INTEREST EXPENSE. For the quarter ended November 30, 1998, interest expense was $52,000, compared with $94,000 for the comparable prior period. For the six months ended November 30, 1998, interest expense was $106,000, compared with $204,000 for the comparable prior period The current year interest expense is primarily composed of interest accrual on $3,5000,000 principal amount of the Company's 6% Convertible Debentures.

     DEPRECIATION EXPENSE. For the quarter ended November 30, 1998, depreciation expense was approximately $33,000, compared with $25,000 for the comparable prior period. For the six months ended November 30, 1998, depreciation expense was approximately $61,000, compared with $38,000 for the comparable prior period. The increase is primarily due to purchases of computers, furniture and building.

     AMORTIZATION EXPENSE. For the quarter ended November 30, 1998, amortization expense was $16,000, compared with $8,000 for the quarter ended November 30, 1997, an increase of $8,000. For the six months ended November 30, 1998, amortization expense was $31,000, compared with $17,000 for the six months ended November 30, 1997, an increase of $14,000. The increase in debt issuance expenses is primarily attributable to the amortization of debt issuance expense associated with the Company's 6% Convertible Debentures.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 1998, the Company had $2,500,000 in cash and cash equivalents, compared with approximately $4,991,000 at May 31, 1998. The Company had working capital of approximately $2,600,000 at November 30, 1998, compared with a working capital of approximately $5,000,000 at May 31, 1998, a decrease in working capital of approximately $2,400,000. The decrease in working capital is primarily attributable to the net loss for six months of $2,400,000. The Company had long-term debt of $3,500,000 at November 30, 1998 and at May 31, 1998.

     The Company continues to incur significant losses. During the quarter ended November 30, 1998, the Company's operations used approximately $1.2 million in cash, an average of approximately $400,000 per month. The Company's cash expenditures are increasing, primarily due to increases in sales and marketing personnel. If the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility, and there can be no assurance that the Company will be able to obtain the additional capital in the form of debt or equity financing necessary to continue its operations beyond approximately March 31 of 1999 if no significant sales are realized.

     Due to the Company's dispute with its debenture holders, scheduled interest payments have been accrued but not paid. The non-payments of interest represent a technical default under the terms of the debenture. If the Company's common stock is delisted from Nasdaq SmallCap, it would constitute another event of default. A remedy of default includes the holders considering the debt immediately payable. The Company believes that it has substantial claims against the debenture holders but can not be certain that these claims will be awarded by court. The Company believes that due to the dispute, the remedies for default are also uncertain and the debt remains classified as long-term.

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

     The Company will be introducing a new product in the fourth quarter of the current fiscal year. Relative to the new product, the Company secured a letter of credit of $259,000 from a bank and has provided, as collateral, a certificate of deposit of the same amount. This credit facility was arranged in December 1998.

     The Company expects to spend approximately $75,000 out of its available cash for computer equipment during third fiscal quarter.

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

YEAR 2000 COMPLIANCE

     The Company's review of its own operating systems does not indicate any Year 2000 problems. There can be no assurance that the Year 2000 issue can be resolved by third parties such as banks, electric, water and phone utility companies prior to the upcoming change in century. Although the Company may incur costs resulting from increased charges by such third party service providers resulting from the impact of Year 2000 issues and related corrective efforts, the liklihood or amount of such costs is too speculative to estimate at this time.

                          PART II --- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     On December 21, 1998, the Company received a written notice from the National Association of Securities Dealers ("NASD") informing the Company that the Company's securities will be delisted from The Nasdaq SmallCap Stock Market, effective with the close of business on Tuesday, December 29, 1998. The delisting is due to not meeting any one of the three requirements which are net tangible assets value over $2 million, market capitalization over $35 million and net income for one of the past three years. The Company has requested an oral hearing which is expected to occur in February 1999. The company's stock continues to trade during the appeal process.

     The outcome of the NASD hearing may be the delisting of the Company's common stock from the Nasdaq SmallCap Market, which could have a material adverse effect upon the Company and the price of, and trading market for, the Company's common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The list of Exhibits which are filed with this report or incorporated by reference herein is set forth in the Exhibit Index that appears following the signature page, which Exhibit Index is incorporated herein by this reference.

     (b)  Reports on Form 8-K.

     The Company filed form 8-K on 12/30/98, which reported a legal action against the Company, on December 3, 1998, for specific performance of the provisions of the Debentures which permit the holders to convert the debt evidenced by the debentures into shares of the Company's common stock. On December 28, 1998, the Company filed an answer in that action denying that, under the pertinent circumstances, the Company is obligated to effect any such conversion. The Company also filed a counterclaim against the holders, and new claims against certain agents of the holders, in the same action, alleging that the holders and the agents made material misrepresentations in connection with the purchase and sale of the Debentures and made unlawful short sales of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CONSYGEN, INC.

Date: January 14, 1999                     By: /s/ Thomas S. Dreaper
      ----------------                        -------------------------------
                                              Thomas S. Dreaper, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

Date: January 14, 1999                     By: /s/ Rajesh K. Kapur
      ---------------                         --------------------------------
                                              Rajesh K. Kapur, Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX


4.3 Subscription Agreement used in connection with the Rule 506 sale of Convertible Debentures in the aggregate principal amount of $3,500,000 (including form of Convertible Debenture, form of Warrant, and form of Registration Rights Agreement, attached as Exhibits A, B and D, respectively, to the Subscription Agreement). (4)

4.4 Form of Common Stock Purchase Warrant to purchase an aggregate of 10,000 shares issued in partial payment of finders' fees in connection with sale of Convertible Debentures in aggregate principal amount of $3,500,000.
       (4)

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

10.8 Registrant's Second Amended and Restated 1997 Non-Qualified Stock Option Plan. (5)

27     Financial Data Schedule. *

----------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference.

(2) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by reference.

(3) Filed as an  Exhibit,  with the same  Exhibit  number,  to the  Registrant's
    Registration Statement on Form S-1, File No. 333-40649, and incorporated herein by reference.

(4) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Annual Report on Form 10-K for the year ended May 29, 1998, and incorporated herein by reference.

(5) Filed as an Exhibit No. 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, and incorporated herein by reference.

(6) Filed as an Exhibit No. 4.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, and incorporated herein by reference.

*   Filed herewith