Form 10-Q
period 1999-02-28
CONSYGEN INC
filed 1999-04-14
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended February 28, 1999

                          Commission File Number: 17598


                                 CONSYGEN, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Texas                                               76-0260145
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


 125 South 52nd Street, Tempe, Arizona                             85281
----------------------------------------                        ----------
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

15,474,301 shares of Common Stock, $.003 par value, as of April 10, 1999.

                                 CONSYGEN, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION:

         Item 1.  Financial Statements.

         Consolidated Balance Sheets,
          February 28, 1999 and May 31, 1998                                   2

         Consolidated Statements of Operations - Nine and Three
             Months Ended February 28, 1999 and February 28, 1998              3

         Consolidated Statements of Cash Flows - Nine
             Months Ended February 28, 1999 and February 28, 1998              4

         Notes to Consolidated Financial Statements                            5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        9

PART II  OTHER INFORMATION

         Item 5.  Other Information                                           12

         Item 6.  Exhibits and Reports on Form 8-K.                           12

         SIGNATURES                                                           13

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED IN THIS REPORT AND IN DOCUMENTS INCORPORATED BY REFERENCE HEREIN CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN OR INCORPORATED BY REFERENCE HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "PLANS," "ANTICIPATES," "EXPECTS," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH SUCH FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   February 28,       May 31,
                                                       1999            1998
                                                   ------------    ------------
Current Assets:
  Cash and Cash Equivalents                        $  1,479,276    $  4,991,434
  Accounts Receivable                                   436,426         338,192
  Debt Issuance Expense - Net                            62,601          62,601
  Prepaid Expenses                                       16,311          40,000
  Other Current Assets                                   19,975           7,135
                                                   ------------    ------------
    Total Current Assets                              2,014,589       5,439,362
                                                   ------------    ------------

Property and Equipment - Net                          1,323,713       1,207,842
                                                   ------------    ------------

Other Assets:
  Debt Issuance Expense - Net of Current Portion        206,451         250,402
  Other Assets                                           40,241           6,496
                                                   ------------    ------------
    Total Other Assets                                  246,692         256,898
                                                   ------------    ------------
Total Assets                                       $  3,584,994    $  6,904,102
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                 $    119,990    $    134,157
  Notes Payable                                          60,000          60,000
  Capital Lease - Current portion                         7,230
  Accrued Liabilities                                   371,881         205,840
                                                   ------------    ------------
     Total Current Liabilities                          559,101         399,997

Capital lease - Long Term Portion                        41,645
Long-Term Debt                                        3,500,000       3,500,000
                                                   ------------    ------------
    Total Liabilities                                 4,100,746       3,899,997
                                                   ------------    ------------

Commitments & Contingencies

Stockholders' Equity:
  Common Stock, $.003 par Value, Authorized
    40,000,000 Shares, Issued 15,474,301
    Shares at February 28, 1999 and
    15,407,653 Shares at May 31, 1998                    46,423          46,223
  Additional Paid-in Capital                         25,395,761      25,306,532
  Accumulated Deficit                               (25,557,936)    (21,948,650)
  Treasury Stock, at cost (70,000 shares)              (400,000)       (400,000)
                                                   ------------    ------------
    Total Stockholders' Equity                         (515,752)      3,004,105
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity         $  3,584,994    $  6,904,102
                                                   ============    ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      For The Three Months            For The Nine Months
                                       Ended February 28,              Ended February 28,
                                  ----------------------------    ----------------------------
                                      1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
Revenues                          $    217,267    $    237,942    $    689,606    $    358,942

Cost and Expenses:
  Cost of Conversion Services          213,809          93,246         651,096         130,160
  Software Development                 171,836         256,748         523,396         834,580
  Selling, General and
    Administrative Expenses            970,851         565,489       2,941,160       1,605,677
  Interest Expense                      52,500         (38,500)        159,000         166,454
  Depreciation and Amortization         49,161         104,878         141,889         159,842
                                  ------------    ------------    ------------    ------------

       Total Costs and Expenses      1,458,157         981,861       4,416,541       2,896,713
                                  ------------    ------------    ------------    ------------

Loss from Operations                (1,240,890)       (743,919)     (3,726,935)     (2,537,771)

Interest Income                         21,965          58,310         117,649          97,898

Net Loss                          $ (1,218,925)   $   (685,609)   $ (3,609,286)   $ (2,439,873)
                                  ============    ============    ============    ============

Weighted Average Common
  Shares Outstanding                15,434,860      15,208,380      15,419,339      14,664,930
                                  ============    ============    ============    ============

Net Loss Per Common Share         $      (0.08)   $      (0.05)   $      (0.23)   $      (0.17)
                                  ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Nine Months Ended
                                                              Novmber 30,
                                                      -------------------------
                                                          1999         1998
                                                      -----------   -----------
Cash Flows from Operating Activities:
  Net Loss                                            $(3,609,286)  $(2,439,873)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating Activities:
      Depreciation                                         99,605        65,398
      Stock issued for Services                                         106,400
      Amortization of Debt Issuance Expense                              94,444
      Loan Interest - Additional Paid-in Capital                         12,840
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                               (98,234)      (84,942)
        Prepaid Expenses and Other Assets                  21,055       (47,800)
        Accounts Payable                                  (14,167)      (13,492)
        Accrued Liabilities                               166,041      (142,551)
                                                      -----------   -----------
          Net Cash (Used) by Operating Activities      (3,434,986)   (2,449,576)
                                                      -----------   -----------

Cash Flows from Investing Activities:
  Purchases of Furniture and Equipment                   (166,601)     (314,989)
                                                      -----------   -----------
          Net Cash (Used) by Investing Activities        (166,601)     (314,989)
                                                      -----------   -----------

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                       89,429     7,238,750
  Commissions on Sale of Common Stock                                  (326,267)
  Expenses of Offering                                                 (125,000)
  Payments  of Loans and Notes Payable                                 (247,890)
  Proceeds of Loans payable - Related Parties                            23,190
  Payments of Loans payable - Related Parties                               (92)
                                                      -----------   -----------
          Net Cash Provided by Financing Activities        89,429     6,562,691
                                                      -----------   -----------

Net Increase in Cash and Cash Equivalents              (3,512,158)    3,798,126

Cash and Cash Equivalents - Beginning of Period         4,991,434        21,483
                                                      -----------   -----------

Cash and Cash Equivalents - End of Period             $ 1,479,276   $ 3,819,609
                                                      ===========   ===========

Supplemental Cash Flow Information:

  Cash Paid for Interest                                       --   $   104,371
                                                      ===========   ===========
Non-Cash Financing and Investing Activities:

  Equipment Acquired under Capital Lease              $    49,969            --
                                                      ===========   ===========
  Issuance of Common Stock as Payment of Debt-
    Related Parties                                            --   $   162,275
                                                      ===========   ===========
  Issuance of Common Stock as Payment of Debt                  --   $    88,300
                                                      ===========   ===========
  Issuance of Common Stock as Commissions on Sale of
    Common Stock                                               --   $   206,269
                                                      ===========   ===========

  Issuance of Common Stock upon Conversion of Debt             --   $ 1,000,000
                                                      ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                                  (Unaudited)

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

     Mr. Thomas S. Dreaper joined the Company as President and Chief Executive Officer effective July 17, 1998. In connection with his employment, the Company agreed to grant to Mr. Dreaper an option to purchase 1,000,000 shares of the Company's common stock at $2.8125 per share and on terms which provide for vesting to the extent of 500,000 shares if and when the Company's stock price closes at $5.00, and to the extent of the remaining 500,000 shares if and when the Company's stock price closes at $10.00. Subject to the foregoing provisions, Mr. Dreaper's options are to be exercisable at any time prior to July 18, 2008. See Note 6, below.

     Mr. Jeffery Richards resigned as Vice President and Director of Sales and Marketing-International effective July 20, 1998. He received $19,750 in severance compensation, and the exercise period of his vested options to purchase 125,000 shares was extended from three months to one year.

     Mr. J. Stephen Kelly resigned as Executive Vice President, Chief Administrative Officer, Secretary of the Corporation and member of the Board of Directors of ConSyGen-Texas and ConSyGen-Arizona on October 5, 1998. He received one-month's salary in severance compensation, and the exercise period of his vested options to purchase 60,935 shares was extended from three months to one year.

     Mr. James F. Vittera resigned as Vice President Marketing effective November 13, 1998. He received one-month salary in severance compensation, and the exercise period of his vested options to purchase 32,500 shares was extended from three months to one year.

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

NOTE 4 - LEGAL PROCEEDINGS

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

     On February 1, 1999, Stephen M. Hicks, general partner of Sovereign Account and two of the three holders of the Company's outstanding Convertible
Debentures, Sovereign Partners Limited Partnership, a Delaware limited partnership and Dominion Capital Fund Ltd., a Bahamian Corp. served an action which was filed in the United States District Court for the Southern District of New York against the Company and Thomas S. Dreaper, its former president and Chief executive officer, to recover damages for alleged intentional and calculated defamation. The Plaintiffs seek compensation from ConSyGen and Dreaper each in the amount of $1,000,000 or in such sum as the Court shall determine, together with exemplary or punitive damages.

     On February 4, 1999, Thomson Kernaghan & Co. Limited and Mark E. Valentine served an action which was filed in the Ontario Court (General Division) against the Company, Thomas S. Dreaper, its former president and Chief executive officer, and Raj Kapur its chief financial officer to recover damages for alleged defamation. The Plaintiffs seek compensation from ConSyGen, Dreaper and Kapur jointly and severally each in the amount of $2,000,000 for general damages, cost of the action, applicable taxes and other relief as the Court shall determine.

NOTE 5 - ORGANIZATION

     On January 31, 1999, Robert L. Stewart resigned as chairman and director of the Company. Mr. Thomas S. Dreaper, chief executive officer and director of the Company was elected chairman of the board on January 31, 1999. See note 6, below.

NOTE 6 - SUBSEQUENT EVENTS

     On March 24, 1999, Thomas S. Dreaper, resigned as President, Chief Executive Officer, Director and Chairman of the Board of Directors of the Company. Mr. A. Lewis Burridge, was elected President of the Company on March 24, 1999. Mr. Burridge has been a Director of the Company since June 26, 1998. Mr. Robert L. Stewart was elected as a Director to succeed Mr. Dreaper on the board on March 24, 1999.

     On April 6, 1999, the Company raised $550,000 through a 15 year building mortgage loan secured by the Company's present office building. The loan proceeds will be utilized for Company's working capital.






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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NET LOSSES. For the quarter ended February 28, 1999, the Company incurred net losses of $1,219,000, compared with net losses of $686,000 for the comparable prior quarter, an increase of $533,000. For the nine months ended February 28, 1999, the Company incurred net losses of $3,609,000, compared with net losses of $2,440,000 for the comparable prior period, an increase of $1,169,000. An explanation of these losses is set forth below.

     REVENUES. For the quarter ended and nine months ended February 28, 1999, the Company had operating revenue of $217,000 and $690,000, respectively, compared with $238,000 and $359,000 operating revenue for the comparable prior periods. The revenue was related to several completed and in process conversion service contracts.

     COST OF CONVERSION SERVICES. Cost of conversion services consists primarily of personnel costs directly related to the performance of conversion services by the Company. Before the commencement of revenue generating operations, the personnel currently dedicated to the provision of conversion services were dedicated to software development, and, accordingly, the costs directly related to such personnel were previously included in software development expense. For the three and nine months ended February 28, 1999, cost of conversion services were $214,000 and $651,000, respectively, compared with $93,000 and $130,000 for the comparable prior periods. The increase in cost of conversion services is primarily attributable to the redeployment of personnel, from software development to the provision of conversion services, as noted above, and the hiring of additional personnel. The cost of conversion as a percentage of sales is high due to unabsorbed costs attributable to low sales volume

     SOFTWARE DEVELOPMENT EXPENSES. For the three and nine months ended February 28, 1999, software development expenses were $172,000 and $523,000, respectively, compared with $257,000 and $835,000, respectively for the comparable prior periods. The decrease in software development expenses is primarily attributable to the transfer of certain personnel, from software development to the production department.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the quarter ended February 28, 1999, selling, general and administrative expenses were $971,000, compared with $565,000 for the quarter ended February 28, 1998, an increase of approximately $406,000. The increase in selling, general and administrative expenses is primarily attributable to the increase in selling payroll expenses of $300,000, an increase in advertising expenses of $50,000 and all other expenses of $56,000. For the nine months ended February 28, 1999, selling, general and administrative expenses were $2,941,000, compared with $1,605,000 for the quarter ended February 28, 1998, an increase of approximately $1,336,000. The increase in selling, general and administrative expenses is primarily attributable to the increase in payroll expenses of $1,000,000, an increase in advertising expenses of $109,000 and all other expenses of $227,000.

     INTEREST EXPENSE. For the quarter ended February 28, 1999, interest expense was $52,000, compared with $(38,500) for the comparable prior period. For the nine months ended February 28, 1999, interest expense was $159,000, compared with $166,454 for the comparable prior period The current year interest expense is primarily composed of interest accrual on $3,5000,000 principal amount of the Company's 6% Convertible Debentures.

     DEPRECIATION EXPENSE. For the quarter ended February 28, 1999, depreciation expense was approximately $38,000, compared with $27,000 for the comparable prior period. For the nine months ended February 28, 1999, depreciation expense was approximately $99,600, compared with $65,000 for the comparable prior period. The increase is primarily due to purchases of additional computers, furniture and building.

     AMORTIZATION EXPENSE. For the quarter ended February 28, 1999, amortization expense was $11,000, compared with $78,000for the quarter ended February 28, 1998, an decrease of $67,000. For the nine months ended February 28, 1999, amortization expense was $42,000, compared with $95,000 for the nine months ended February 28, 1998, a decrease of $53,000. The FY 1999 debt issuance expenses are attributable to the amortization of debt issuance expense associated with the Company's 6% Convertible Debentures and FY1998 debt expenses are primarily due to $1,000,000 debt converted to Equity.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 1999, the Company had $1,479,000 in cash and cash equivalents, compared with approximately $4,991,000 at May 31, 1998. The Company had working capital of approximately $1,455,000 at February 28, 1999, compared with a working capital of approximately $5,000,000 at May 31, 1998, a decrease in working capital of approximately $3,545,000. The decrease in working capital is primarily attributable to the net loss for nine months of $3,600,000. The Company had long-term debt of $3,500,000 at February 28, 1999 and at May 31, 1998.

     The Company continues to incur significant losses. During the quarter ended February 28, 1999, the Company's operations used approximately $1.2 million in cash, an average of approximately $400,000 per month. The decrease in Company's cash expenditures due to decrease in sales and marketing personnel are being offset by increase in litigation expenses. If the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility, and there can be no assurance that the Company will be able to obtain the additional capital in the form of debt or equity financing necessary to continue its operations beyond approximately June 30, 1999 if no significant sales are realized. Current liabilities have increased to $559,000 at February 28, 1999 as compared to $400,000 at May 31, 1998 due to accrued interest payable on convertible debentures and accrued legal fees related to the same.

     Due to the Company's dispute with its debenture holders, scheduled interest payments have been accrued but not paid. The non-payment of interest represent a technical default under the terms of the debenture. If the Company's common stock is delisted from Nasdaq SmallCap, it would constitute another event of default. A remedy of default includes the holders declaring the debt immediately payable. The Company believes that it has substantial claims against the debenture holders but can not be certain that these claims will be awarded by court. The Company believes that due to the dispute, the remedies for default are also uncertain and the debt remains classified as long-term.

     The Company plans to introduce a new product called Counterfeit Cop - a detection device to detect fraudulent currency, etc. in the fourth quarter of the current fiscal year. Relative to the new product, the Company secured a letter of credit of $259,000 from a bank and has provided, as collateral, a certificate of deposit of the same amount. This credit facility was arranged in December 1998. The Company believes it has adequate funds to maintain appropriate inventories of this new product. In addition to establishing an internet sales mechanism, the Company is in the process of establishing a sales organization in various regions of the U.S. to market this product In the short term, the personnel costs associated with the increased sales efforts may adversely affect operations and liquidity.

     The Company expects to spend approximately $75,000 out of its available cash for computer and telephone equipment during the fourth fiscal quarter.

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

YEAR 2000 COMPLIANCE

     The Company's review of its own operating systems does not indicate any Year 2000 problems. There can be no assurance that the Year 2000 issue can be resolved by third parties such as banks, electric, water and phone utility companies prior to the upcoming change in century. Although the Company may incur costs resulting from increased charges by such third party service providers resulting from the impact of Year 2000 issues and related corrective efforts, the likelihood or amount of such costs is too speculative to estimate at this time.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     On December 21, 1998, the Company received a written notice from the National Association of Securities Dealers ("NASD") informing the Company that the Company's securities will be delisted from The Nasdaq SmallCap Stock Market, effective with the close of business on Tuesday, December 29, 1998. The delisting is due to not meeting any one of the three requirements which are net tangible assets value over $2 million, market capitalization over $35 million and net income for one of the past three years. The Company attended NASD oral hearing in March 1999. The company's stock continues to trade during the appeal process.

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

     (b)  Reports on Form 8-K.

     The Company filed a Form 8-K on 12/30/98, which reported a legal action against the Company, on December 3, 1998, for specific performance of the provisions of the Debentures which permit the holders to convert the debt evidenced by the debentures into shares of the Company's common stock. On December 28, 1998, the Company filed an answer in that action denying that, under the pertinent circumstances, the Company is obligated to effect any such conversion. The Company also filed a counterclaim against the holders, and new claims against certain agents of the holders, in the same action, alleging that the holders and the agents made material misrepresentations in connection with the purchase and sale of the Debentures and made unlawful short sales of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CONSYGEN, INC.

Date: April 13, 1999                         By: /s/ A. Lewis Burridge
                                                 -------------------------
                                             A. Lewis Burridge, President
                                             (Principal Executive Officer)

Date: April 13, 1999                         By: /s/ Rajesh K. Kapur
                                                 -------------------------
                                             Rajesh K. Kapur, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

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

27   Financial Data Schedule.*

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