Form 10KSB
period 1999-05-31
CONSYGEN INC
filed 1999-12-29
CIK 844008

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended May 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                          Commission File Number: 17598

                                 CONSYGEN, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Texas                                             76-0260145
   -------------------------------                           -------------------
   (State or Other Jurisdiction of                            (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

    125 South 52nd Street Tempe, Az                                 85281
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

         Issuer's Telephone Number, Including Area Code: (480) 394-9100

         Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class         Name of Each Exchange on Which Registered
     -------------------         -----------------------------------------
                                                   N/A

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $.003
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ ] No [X]
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
     State issuer's revenues for its most recent fiscal year $[742,134].
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as quoted on the Over the Counter Bulletin Board as of December 20, 1999, was approximately $.6875. The number of shares of Common Stock, $.003 par value per share, outstanding at that date was 15,474,301 shares.
     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors that May Affect Future Results" of this Form 10-K.

                                     PART I

                                 CONSYGEN, INC.

ITEM 1. BUSINESS

UNPROFITABLE OPERATING HISTORY AND LIMITED FINANCIAL RESOURCES.

     The Company has not historically been profitable, and as of May 30, 1999, had suffered cumulative operating losses aggregating $[4,945,805], and at May 30, 1999, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about the ability of the Company to continue as a going concern. During fiscal 2000, the Company expects to meet its working capital and other cash requirements with cash derived from operations and other financing as required, although there can be no assurance that the Company will generate cash from its operations in the near future or that the Company will obtain financing on acceptable terms. The Company has suffered material recurring losses from operations and has had difficulty meeting its short-term obligations, including payroll obligations. Additionally, the Company has no cash on hand. The Company must continue to improve the efficiency of its operations to achieve and maintain positive cash flow from operations. See "Business-Restructuring and New Business Focus," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. There is no assurance, however, that the Company will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's needs, or that the Company will be able to achieve profitability on a consistent basis.

OVERVIEW

     ConSyGen, Inc., a Texas Corporation ("ConSyGen-Texas"), was incorporated on September 28, 1988 as C-Square Ventures, Inc. ConSyGen-Texas was formed for the purpose of obtaining capital in order to take advantage of domestic and foreign business opportunities which may have profit potential. On March 16, 1989, ConSyGen-Texas (then C Square Ventures, Inc.) completed an initial public offering.

ACQUISITION OF CONSYGEN, INC.

     ConSyGen-Texas entered into an agreement, dated as of August 28, 1996, to acquire 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). Immediately prior to the acquisition transaction (the "Acquisition"), ConSyGen-Texas effected a 1-for-40 reverse split of its common stock, $.003 par value per share (the "Common Stock"). ConSyGen-Texas closed the Acquisition on September 5, 1996. As a result of the Acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The Acquisition was treated as a reverse acquisition (purchase), with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company.

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

     In connection with the Acquisition, outstanding options to purchase 1,275,000 shares of ConSyGen-Arizona's common stock previously granted under its Non-Qualified Stock Option Plan were terminated, and ConSyGen-Texas adopted a new Non-Qualified Stock Option Plan and issued options to purchase an equal number of shares of Common Stock at an exercise price of $1.00 per share. In addition, warrants to purchase 1,000,000 shares of ConSyGen-Arizona's common stock at $5.00 per share issued in connection with the private placement of approximately $1,200,000 in debt earlier in 1996 (the "Pre-Acquisition Debt") were terminated, and ConSyGen-Texas issued replacement warrants to purchase 1,000,000 shares of Common Stock at $5.00 per share. The warrants became exercisable on August 1, 1997, expired on September 5, 1998, and are redeemable upon 60 days' notice. ConSyGen-Texas also issued an aggregate of 200,000 shares of its Common Stock in cancellation of the Pre-Acquisition Debt certain other indebtedness. The Pre-Acquisition Debt provided for interest at the rate of 10% per annum, was unsecured, and was to be repaid in one year. ConSyGen-Texas and its wholly-owned subsidiary, ConSyGen-Arizona, are hereinafter collectively referred to as the "Company."

POST ACQUISITION FINANCING

     Since the closing of the Acquisition on September 5, 1996, the Company has raised an aggregate of approximately $11,000,000 in net proceeds from private financing transactions involving the sale of Common Stock and notes or debentures convertible into Common Stock of the Company. See Item 7 of this report ("Recent Financings") for a description of each individual transaction. Of the total amount raised, approximately $6,800,000 was obtained through the sale of Common Stock, and approximately $4,200,000 from the sale of convertible notes or debentures. In October 1997, the Company issued 30,747 shares of Common Stock including 19,912 shares to related parties, in satisfaction of outstanding indebtedness in the aggregate amount of $250,575. On October 1, 1999 a $150,000 loan was arranged from the Hamburg Trust, interest rate for the first 90 days is 1.5% per month increasing to 2% with interest payments due at the first of each month. Also, on October 1, 1999 a second loan was obtained from Daniel Rehm for $70,000 with the same interest rates and payment structure. On October 21, 1999 a $90,000 loan was arranged from Daniel Rehm with an interest rate of 2% per month. Payments are due on the first of each month. Collateral for this loan is a second mortgage on the Company's building located at 125 S. 52nd Street, Tempe, AZ 85281. On November 3, 1999 a $65,000 loan was arranged from Daniel Rehm with an interest rate of 1.5% per month. Payments are due on the first of each month. Collateral for this loan is a second mortgage on the Company's building located at 125 S. 52nd Street, Tempe, AZ 85281. On October 15, 1999 a $310,000 loan was arranged from the Hamburg Trust with an interest rate of 1.75% per month. Payments are due on the first of each month. Collateral for this load is a second mortgage on the Company's building located at 125 S. 52nd Street, Tempe, AZ 85281.

DESCRIPTION OF BUSINESS OF CONSYGEN, INC.

OVERVIEW

     The Company's business consists solely of the business of its wholly-owned subsidiary, ConSyGen-Arizona. ConSyGen-Arizona began business in 1979 for the purpose of developing and marketing vertical market software for the hotel and airline industries. In addition to providing these software packages, for many of its clients, ConSyGen-Arizona converted these applications from proprietary Honeywell computers to open systems (UNIX-compliant hardware), using an internally-developed approach which automated the conversion process. Until 1995, ConSyGen-Arizona licensed its proprietary computer software, which was used in the hotel and airline industries, and also provided software maintenance services. In 1996, ConSyGen-Arizona discontinued its practice of software licensing and providing software maintenance services.

     In 1991, in response to growing business demand for migration of older software applications from mainframe computers to open systems, ConSyGen-Arizona commenced development of a fully-automated capability to allow clients to move software applications from mainframes to open systems, while simultaneously performing migration to alternative databases and providing replacement of existing languages (primarily, COBOL). This process, also known as "down-sizing" or "re-hosting," was designed to move application software from expensive, inflexible, proprietary mainframe computers to newly-available, lower-cost, open-system computers, thereby opening up more effective environments, while substantially reducing operating costs. After significant research and development, an automated software conversion toolset - ConSyGen ConversionSM was completed.

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

     Through March 31, 1999, ConSyGen-Arizona marketed services related to its primary software products -ConSyGen 2000 and ConSyGen Conversion. As of March 31, 1999, the Company no longer markets ConSyGen Conversion. Marketing is performed by ConSyGen directly, through selected teaming partners, and through strategic alliances. See "Sales, Marketing and Distribution." Although the Company continues to actively market its ConSyGen 2000 toolsets, the Company, to date, has not generated any significant revenue, either from its ConSyGen 2000 or its ConSyGen Conversion toolset, or otherwise.

     Although the Company completed several revenue generating Year 2000 conversion projects during the fiscal year ended May 31, 1999, the Company did not complete a revenue generating migration project during the year. The Company did complete several revenue generating migration projects from 1993 to 1995, but the Company has not since completed such a project. Instead, the Company's efforts, through March 1999, focused on the further development of its ConSyGen Conversion toolset, including extending the toolset to cover new hardware environments. As of March 1999, the Company discontinued the marketing and development of its ConSyGen Conversion product.

     The Company has been focusing on its ConSyGen 2000 toolset and recently expanded its Year 2000 service offerings to full solutions through informal partnering relationships with companies such as Piercom, Inc. and ESSP, Ltd. that provide additional remediation services for client/server environments and embedded chips.

     In late 1998, the Company developed and introduced a new product, "Counterfeit COP," a counterfeit detection device designed to offer multiple forms of protection. Counterfeit COP is fitted with a 13 watt UV light, which enables it to check the paper consistency of all forms of domestic currency, hidden emblems on credit cards, drivers licenses, travelers checks, event tickets, casino chips, and various governmental documents. Counterfeit COP also provides a user with the ability to check water marks with a unique back light system. Management believes that the power provided by the 13 watt UV light makes Counterfeit COP accurate, quick, and easy to use.

RESTRUCTURING AND NEW BUSINESS FOCUS

     The Company has incurred significant operating losses. For the fiscal year ended May 31, 1999, the Company incurred net loss of $4,945,805. In light of these losses, in June 1999, the Company began implementing an aggressive restructuring program. This program includes the following eight specific objectives:

     (1)  to strengthen management and leadership;
     (2)  to obtain financial stability;
     (3)  to streamline the organization;
     (4)  to increase productivity and efficiency of operations;
     (5)  to focus sales and marketing strategies on core businesses;
     (6)  to diversify product and service offerings;
     (7)  to improve the corporate image; and
     (8)  to increase shareholder value.

The first step of the Company's restructuring program was to strengthen executive and senior management and create an efficient operational structure. The Company's management team has been completely replaced. Mr. Thomas S. Dreaper, resigned as President and Chief Executive Officer of the Company on March 24, 1999, Mr. A. Lewis Burridge was appointed President and Chief Executive Officer of the Company by the Board of Directors on March 24, 1999, and Mr. Steven M. Smith was appointed Executive Vice President and Chief Operating Officer of the Company by the Board of Directors on June 1, 1999. Other material changes in management include the resignation of Mr. Jeff Weiss from the Company's Board of Directors in June 1999, Mr. John Caldwell joined the Company's Board of Directors in June 1999, Jason Genet joined the Company in April 1999 as a consultant and was appointed Vice President of Business Development in October 1999, Mr. Jim Vales, Vice President of Technical Services resigned from the Company in June 1999, Mr. Robert Roth , Vice President of Sales and Marketing resigned from the Company in August 1999, Mr. Joseph Bodnar, Vice President of International Operations resigned from the Company in December 1999.

The Company also focused on (i) reducing operating costs, (ii) its core lines of business, and (iii) began planning for the Company's future. Currently, the Company has two primary lines of business; Year 2000 Services (ConSyGen Year
2000) and Business/Consumer Products (Counterfeit COP). Recent efforts have reformulated these lines of business into what management believes to be the best sources of potential revenue. Prior to its restructuring, the Company marketed Counterfeit COP through direct sales with regional, domestic offices and a large sales force. The Company determined that the direct sales approach was too costly and has revised its sales efforts to a reseller/distribution based model. The Company already has seen positive results from this change in increased sales of Counterfeit Cop. Additionally, as of December 15, 1999, the new management team has decreased staff from 44 employees to 29 employees, reduced the number of facilities from eight regional offices to one corporate headquarters and significantly reduced many of its other fixed costs.

     Management believes that the ConSyGen Year 2000 and Counterfeit COP services and products have limited long-term future viability. Management believes that in three years, the Year 2000 issue will be resolved by a majority of organizations and businesses, and therefore that the Year 2000 conversion products and services will no longer be necessary. However, management believes that in the next three years, many smaller companies, governmental entities, foreign countries and foreign entities, which are not on track to resolve their Year 2000 issues by the end of 1999, will continue to require Year 2000 conversion products and services. Moreover, that many Year 2000 issues will surface after January 1, 2000. Management also believes, that because the technology used in its Counterfeit COP product eventually will become superceded by more advanced technology and counterfeiters will find ways to thwart detection devices such as Counterfeit COP, the Counterfeit COP product, in its present form, will remain viable for approximately two years. The Company anticipates continued demand for its ConSyGen Year 2000 and Counterfeit Cop services and products, but is preparing for the future by beginning to explore the development of E-Commerce Solutions, Internet Services and Business Productivity Software products.

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

     Many organizations lack the internal resources to address adequately the Year 2000 problem in a timely manner. A number of solutions providers, including the Company, have developed special programs to meet the needs of Year 2000 compliance. Although the Company believes that many organizations in the United States have addressed their Year 2000 issues or have many alternatives, including the Company's services, to address these issues, the Company believes that organizations located outside of the Unites States are far behind those in the United States. As a result, the Company anticipates that demand for Year 2000 tools and solutions in international markets will grow. Since the problem requires a large number of programs and systems to be corrected, it is anticipated that most organizations will not have adequate internal resources to perform all the Year 2000 conversion tasks. Consequently, most organizations will attempt to utilize highly-automated solutions and in many cases to outsource the conversion to service providers who can achieve economies of scale by setting up procedures, or "factories," that utilize automation tools and well-defined processes for Year 2000 compliance.

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

     TOOL-ASSISTED - Due to the problems associated with client staff shortages, there now exist many service providers who use a combination of tools and specialized staff. Although the quality and range of these new tools is improving dramatically, and although many of the vendors describe their service as "automated," there is still a level of manual programming required. This approach, though faster than a client could provide, is still error-prone, and does not ensure that all of a client's programs are actually being examined or that all dates are being found.

     The Company offers a fully automated Year 2000 correction service. This means that 100% of a client's code is collected and analyzed automatically, date fields are identified automatically, and the correction of the identified and confirmed date fields is done automatically. The only manual intervention involves setup and quality control functions.

     The Company believes that ConSyGen 2000's ability both to identify and to automatically convert software, so that it is compliant for the Year 2000 and beyond, is unique among the various solutions being offered and that its fully automated Year 2000 conversion service offers several advantages, including consistency of changes throughout all cross-referenced date fields and programs, error reduction, reduced testing, and reduced conversion time. While the Company believes that the fully automated feature of the ConSyGen 2000 conversion service positions it to compete efficiently in the Year 2000 market, as described above, the Company has not generated any significant revenue from Year 2000 related services or otherwise, but management is hopeful that through its new business focus and restructuring, revenues from its Year 2000 related services will be forthcoming.

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

     TESTING - The client is responsible for testing of the converted programs, using test plan which are prepared on the basis of reports generated by the Company during the project. The Company supervises the performance of a set of tests on the initial set of programs delivered to the client.

INDEPENDENT VERIFICATION AND VALIDATION

     While many commercial organizations and government institutions appear to have completed their Year 2000 remediation projects, problems have been identified. Many organizations and institutions have already experienced delays and other problems, which typically have been due to the failure of their remediation efforts to have identified all source date references.

     The IV&V software tool offered by the Company automatically locates and documents all source date references. Organizations can use the IV&V services to confirm that all source date references have been corrected before any undiscovered source date references cause problems. Additionally, organizations that have not yet completed remediation of their Year 2000 problem can use this service to identify the potential or magnitude of their non-compliance.

AUDIT SERVICES

     A client organization must first conduct an analysis of their Year 2000 issues to understand the level of remediation needed to correct their Year 2000 problems. Compliance is not limited to just application programs. In response to this need, the Company has developed a flexible 12-step evaluation program, which includes the testing of third-party providers. The audit services offered by the Company evaluate the effectiveness of an organization's Year 2000 remediation program and identifies any areas that are deficient. Management believes this service addresses all stages of a Year 2000 program (awareness, inventory and assessment, remediation, testing and IV&V, implementation and contingency planning) and covers the entire scope of a client's business (products and services, IT hardware/software, facilities and equipment, and supply chains).

BUSINESS/CONSUMER PRODUCTS - COUNTERFEIT COP

     According to third-party sources, counterfeit crime is expected to increase to a cost of over $2 billion in the Year 2000, up from $186 million in 1998. Additionally, these sources indicate that the reason for the dramatic increase in counterfeit crime is the increased sophistication of offenders and lower costs of computers and software. Counterfeiting in the past was a crime requiring a considerable investment of time, money and resources. The anticipated increase of $1.8 billion in the costs of counterfeiting is a result of the ease with which the tools of counterfeiting can be obtained.

     The Company's Counterfeit COP product provides users with an affordable and effective method of counterfeit detection. Counterfeit COP can be used to check credit cards, traveler's checks and other items used as monetary exchange and many forms of identification documents.

     To test currency, one places it on Counterfeit COP's pressure sensitive platform. A bright blue glow indicates a suspicious bill. The next step is to examine the bill for its security thread. The security thread is illuminated and corresponds to specific denominations ($100 is red, $50 is yellow, and $20 is green). After checking the security thread, a user applies pressure to the platform to identify the invisible watermark, if any, used for additional security.

     Most credit cards have a hologram that can be verified under the Counterfeit COP's 13 watt UV lamp. To authenticate, one simply places the item on the unit to verify the proper hologram. Most international currencies have security threads and watermarks like U.S. currency. The process of detection is therefore the same. Travelers' checks, U.S. Government checks, passports, driver's licenses, and other forms of identification are authenticated through the same process of imbedded holograms and/or watermarks.

     The Company believes market potential for Counterfeit COP exists with respect to any institution dealing with the exchange of protected currency, documents or cards. The Company plans to distribute its Counterfeit COP product in the United States and abroad.

SALES, MARKETING AND DISTRIBUTION

     The market for the Company's products and services consists of a wide range of business and governmental organizations which require the kinds of products and services that the Company provides. Historically, the Company's sales and marketing efforts were implemented through a direct sales force, supported by promotion through articles in trade publications and trade shows that address the software maintenance market, its independent sales representative program, teaming partners (distributors which provide local service) and arrangements with system integrators that provide computer-related services to end users. The Company considered its sales and marketing efforts unsatisfactory. Revenues generated from sales of the Company' products and services amounted to approximately $751,000 for the fiscal year ended May 31, 1999. See the Financial Statements included herein.

     In conjunction with its restructuring, the Company has redirected its sales, marketing and distribution efforts and strategies to sell its products through resellers and distributors. The Company has established several informal reseller relationships with resellers which management believes possess established customer bases and large sales forces. These relationships include resellers in Europe and Asia. There can be no assurance that this change in sale, marketing and distribution efforts will be successful.

COMPETITION

     The market for the Company's Year 2000 services is intensely competitive, includes major industry leaders and smaller software companies, and is characterized by rapid change in technology and user needs and the frequent introduction of new products. Many of the Company's competitors have substantially greater name recognition, market presence, and financial and technical and marketing resources than the Company.

     The Company believes that the primary competitive factors in the Year 2000 compliance market are speed and accuracy. Other than technical expertise and, with respect to the Year 2000 compliance market, the limited time available until the Year 2000 arrives, there are no significant proprietary or other barriers to entry that could prevent potential competitors from developing or acquiring similar tools or providing competing solutions in the Company's market. Specifically, in the international market, the Company anticipates having to compete against small regional software companies that provide Year 2000 remediation through manual efforts.

     With respect to Counterfeit Cop, the Company faces competition from counterfeit detection pens and other ultra violet machines sold by Cash Scan, Alder and others. The Company believes Counterfeit COP is a more accurate and thorough detection device compared to those products offered by its competitors. Management believes its new reseller and distribution approach will allow it to effectively compete against its competitors' products. However, many of the Company's competitors have substantially greater financial, technical and marketing resources than the Company and there can be no assurance that the Company's new distribution approach will prove to be effective.

RESEARCH AND DEVELOPMENT

     Integral to the Company's restructuring efforts, which began in June 1999, was the establishment of research and development activities. The Company has identified three additional lines of business and related markets that the Company may enter sometime in the future. These are E-Commerce Solutions, Internet Services, and Business Productivity Software. The Company plans to add strategic research and developmental resources as part of the restructuring process as well as reassigning resources to such efforts. The Company does not plan on expending further funds for research and development of Year 2000 services or Counterfeit COP. However, as the Company has been focusing all available funds on its on-going business, research and development efforts of these new lines of businesses is at a very premature stage, and there can be no assurance that any of these efforts will produce marketable products. As of May 31, 1999, the Company had six employees engaged in product development. All of the Company's research and development employees are located at the Company's Tempe, Arizona headquarters.

     Effective January 1, 1997, the Company changed from a calendar year to a May 31 fiscal year. During the year ended May 31, 1999, May 31, 1998, five (5) months ended May 31, 1997 and the year ended December 31, 1996, research and development expenditures were approximately $625,000, $1,046,000, $335,000, and $740,000, respectively.

EMPLOYEES

     As of May 31, 1999, the Company had 44 full-time employees, including six in sales and marketing, six in research, development and support, seven in conversion services, fifteen in business products division and ten in corporate operations and administration. As of December 15, 1999, the Company had 29 full-time employees. The future success of the Company will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for talented software developers, service consultants and sales and marketing personnel. None of the Company's employees is represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company's principal administrative, research and development, customer support and marketing facilities are located in approximately 10,000 square foot building at 125 South 52nd Street, Tempe AZ 85281. This property is subject to a Trust Agreement, dated November 15, 1999, whereby Daniel B. Hamburg, Lillian Hamburg and Robert Rehm are second beneficiaries, and the Company is the first beneficiary. The Company's interest is encumbered in the amount of $465,000 representing the second beneficiaries various loans made to the Company. The property is also subject to a Deed of Trust to secure a $550,000 Promissory Note dated April 6, 1999, payable to American Savings Life Insurance Company. The Company acquired the building in March 1998 for approximately $800,000 in cash. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available when needed.

     The condition of the property is generally good and is properly insured.

ITEM 3. LEGAL PROCEEDINGS

     On December 3, 1998, the three holders of the Company's outstanding Convertible Debentures, Sovereign Partners Limited Partnership, a Delaware limited partnership, Dominion Capital Fund, Ltd., a Bahamian Corporation, and Canadian Advantage Limited Partnership, an Ontario, Canada, Limited Partnership, commenced an action (Case No. 98CIV.8457 in the United States District Court of the Southern District of New York) against the Company for specific performance of the provisions of the Debentures which permit the holders to convert the debt evidenced by the Debentures into shares of the Company's common stock. The Debentures are described on page 10 of the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission, effective September 29, 1998.

     On December 28, 1998, the Company filed an answer in that action denying that, under the pertinent circumstances, the Company is obligated to effect any such conversion. The Company also filed a counterclaim against holders, and new claims against certain agents of the holders, in the same action, alleging that the holders and the agents made material misrepresentations in connection with the purchase and sale of the Debentures and made unlawful short sales of the Company's Common Stock.

     On February 1, 1999, Stephen M. Hicks, general partner of Sovereign Account and two of the three holders of the Company's outstanding Convertible Debentures, Sovereign Partners Limited Partnership and Dominion Capital Fund, Ltd., served an action which was filed in the United States District Court for the Southern District of New York against the Company and Thomas S. Dreaper, its former President and Chief Executive Officer, to recover damages for alleged intentional and calculated defamation. Other parties, unrelated to ConSyGen, were also named as defendants in the lawsuit on similar allegations. The Plaintiffs seek compensation from ConSyGen and Dreaper each in the amount of $1,000,000 or in such sum as the Court shall determine, together with exemplary or punitive damages.

     On February 4, 1999, Thomson Kernaghan & Co. Limited and Mark E. Valentine served an action which was filed in the Ontario Court (General Division) against the Company, Thomas S. Dreaper, its former President and Chief Executive Officer, and Rajesh K. Kapur, its former Chief Financial Officer to recover damages for alleged defamation. The Plaintiffs seek compensation from ConSyGen, Dreaper and Kapur jointly and severally in the amount of $2,000,0000 for general damages, $1,000,000 for libel and slander and for punitive damages plus costs.

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET PRICE FOR AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

The Company furnishes the following information regarding sales of unregistered securities during the fiscal year covered by this report:

RECORD HOLDERS

     As of December 1, 1999, there were 126 record holders. This number does not include those stockholders whose shares are held in "nominee" or "street" name.

MARKET INFORMATION

     On May 11, 1999, the Company's Common Stock was delisted from the NASDAQ SmallCap Market and started to trade on the National Association of Securities Dealers, Inc.'s over-the-counter Bulletin Board. Prior to September 1996, there was no trading market for the Company's Common Stock. Accordingly, no quotations were available for the first quarter of fiscal 1997. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions. There is a limited trading market for the Company's Common Stock.

                                            Year Ended            Year Ended
                                           May 31, 1999          May 31, 1998
                                            Quoted Bid            Quoted Bid
                                         -----------------     -----------------
                                          High       Low        High       Low
                                         -------   -------     -------   -------

     First Quarter                       $3.1875   $1.0625     $ 15.00   $  7.00
     Second Quarter                       2.4375    1.0312      11.125      5.75
     Third Quarter                          5.00    0.9375       7.375      3.75
     Fourth Quarter                        2.125     1.125       10.25     2.875

DIVIDENDS

     It is the Company's current policy to retain any future earnings to finance the continuing development of its business. The Company has not paid any dividends since the initial public offering of its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: Unprofitable operating history and limited financial resources; necessity of additional financing; the Company is dependent on its new strategic direction to replace revenues from its Year 2000 and Counterfeit COP business; the Company's future results will depend on its ability to manage change; the Company Faces Potential Liability To Clients From Its Year 2000 Business; the Company may not be able to respond to rapid technological change; the Company may be adversely affected if it loses key personnel; the Company's results may be adversely affected by its future international operations; the Company faces competition for Year 2000 and Counterfeit COP business; the Company may not be able to develop successful products; the Company may be adversely affected if it is not able to attract and retain qualified professional; future regulations could be enacted that either directly restrict the Company's business or indirectly impact the Company's business by limiting the growth of internet commerce; Company's products and services obsolete; intellectual property protection; effect Of Year 2000 problem upon Company operations; and the Company might not be successful in implementing its domestic and worldwide proposed transition from Year 2000 and expansion.

OVERVIEW

     The Company continues to market its Consygen 2000 Conversion Services. However, the Company recognizes that the opportunity for long-term revenue generation in this market is diminishing. The Company believes there remain short-term opportunities for its services in this market, especially in certain foreign markets. The Company has not historically met its goals for revenue in its conversion services business. The Company has had numerous contracts for its conversion services and believes it has successfully completed those contracts. However, the volume of such services has not met management's expectations nor has that volume resulted in profitable operations.

     The Company has attempted to introduce and market its Counterfeit Cop product during the year ended May 31, 1999. At May 31, 1999, there had been no significant sales of the Counterfeit Cop. Subsequent to May 31 1999, the Company entered into distribution agreement with a third party that has a national distribution network. The Company expects sales to begin with this third party in the third quarter of fiscal 2000.

     On June 16, 1999, the Company entered into an agreement with a third party to acquire certain software. The software was represented to have unique capabilities related to data base retrieval. The Company acquired the software in connection with its attempts to move into other product lines including internet commerce. The original purchase price for the software was $600,000. The Company had estimated at the time of purchase that an additional $275,000 would be required to complete development of the software. The Company paid $180,000 cash at the date of purchase but failed to make the $420,000 payment due on July 30, 1999. The Company received a 30 day extension of the July 30, 1999 due date by making a payment of $50,000 against the balance due and issuing 120,000 shares of common stock to the seller of the software. The Company later made a determination that the software would require significant additional development and believed that the capabilities of the software were misrepresented by the seller. The Company failed to make the final payment of

$370,000 and the status of the software and its utilization by the Company are presently uncertain. However, the Company is not likely to invest significant additional resources into the development of this product and will likely write-off its investment in this software in the first quarter of fiscal 2000.

     Due to the lack of profitable operations and difficulties raising additional capital, the Company has experienced significant cash flow difficulties. Subsequent to May 31, 1999, the Company has borrowed approximately $500,000. Some of those borrowings have come from a board member and significant shareholder and other amounts have come from lenders with the Company's office building serving as collateral on those borrowings. Even with the borrowings, the Company has had difficulties meeting its payroll and other operating obligations. The Company has fallen behind on scheduled payrolls and certain members of management have deferred taking salaries.

     The Company will continue to attempt to implement its business plan with the continuation of its Year 2000 Services, marketing and distribution of the Counterfeit Cop and introduction of new products and development of E-Commerce business. There can be no assurances that the Company will be successful in any of these areas. It has not been successful to-date in producing profitable operations in its Year 2000 Services business. In addition, the Company will require significant additional capital to move forward on any of these product lines and new ventures.

     The Company is involved in material litigation. The Company has become involved in a dispute with its debenture holders. The debenture holders have filed claims against the Company and certain of its former and current officers. The litigation alleges that the Company failed to honor the debenture holders' request to convert the debt to common stock. The Company refused to honor the request because it believed there was inappropriate trading of the Company's common stock on the part of the debenture holders. The litigation if resolve in favor of the debenture holders could have a material adverse effect on the Company. The aggregate claims against the Company in this litigation is approximately $4,000,000. The Company has filed counter claims in this matter and intends to vigorously defend its positions. The outcome of this litigation remains uncertain.

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

On October 1, 1999 a $150,000 loan was arranged from the Hamburg Trust, interest rate for the first 90 days is 1.5% per month increasing to 2% with interest payments due at the first of each month. Also, on October 1, 1999 a second loan was obtained from Daniel Rehm for $70,000 with the same interest rates and payment structure. On October 21, 1999 a $90,000 loan was arranged from Daniel Rehm with an interest rate of 2% per month. Payments are due on the first of each month. Collateral for this loan is a second mortgage on the Company's building located at 125 S. 52nd Street, Tempe, AZ 85281. On November 3, 1999 a $65,000 loan was arranged from Daniel Rehm with an interest rate of 1.5% per month. Payments are due on the first of each month. Collateral for this loan is a second mortgage on the Company's building located at 125 S. 52nd Street, Tempe, AZ 85281. On October 15, 1999 a $310,000 loan was arranged from the Hamburg Trust with an interest rate of 1.75% per month. Payments are due on the first of each month. Collateral for this loan is a second mortgage on the Company's building located at 125 S. 52nd Street, Tempe, AZ 85281.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED MAY 31, 1999 TO TWELVE MONTHS ENDED MAY 31, 1998

     For the year ended May 31, 1999, the Company incurred net losses of $4.9 million, compared with net losses of $3.1 million for twelve months ended May 31, 1998. An explanation of these losses is set forth below.

     For the year ended May 31, 1999, the Company had revenues of $742,000, compared with revenues of $815,000 for the twelve months ended May 31, 1998. The Company started the Year 2000 ("Y2K") compliant services in fiscal 1998. The Company is not currently generating any significant revenue. The Company's ability to compete successfully in the sale of its Y2K and conversion services will depend in large part upon its ability to attract customers.

     For the year ended May 31, 1999, the Company's cost of conversion services was $774,000 compared with $353,000 for twelve months ended May 31, 1998. Cost of conversion services consists primarily of personnel costs directly related to the performance of conversion services by the Company. Before the commencement of revenue generating operations, the personnel currently dedicated to the provision of conversion services were dedicated to software development, and, accordingly, the costs directly related to such personnel were previously included in software development expense. The increase in cost of conversion services is primarily attributable to the redeployment of personnel, from software development to the provision of conversion services, and the hiring of additional personnel.

     For the year ended May 31, 1999, software development costs were $622,000, compared with $1,046,000 for the twelve months ended May 31, 1998. The decrease in software development expenses are primarily attributable to the Company's reduction of development work for Year 2000 tools used in providing Year 2000 conversion services and migration services.

     For the year ended May 31, 1999, selling, general and administrative expenses were $3,992,000, compared with $2,297,000 for the twelve months ended May 31, 1998. During the fiscal year 1999, the Company hired 24 sales personnel for the Year 2000 sales and 15 sales personnel for the Counterfeit COP product, which accounted for a $1,400,000 increase. The remaining increase is due to communication and systems support, $200,000, and various corporate administrative costs, $100,000.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balances were approximately $739,000 at May 31, 1999, compared with $4,991,000 at May 31, 1998. The Company had working capital deficit of approximately $2,861,000 at May 31, 1999, compared with a working capital of approximately $5,039,000 at May 31,1998, a $7,900,000 decrease in working capital. The decrease in working capital is primarily attributable to a net loss of approximately $4,949,000 during fiscal year 1999 and transfer of convertible debenture of $3,500,000 from long term to short term liability due to its delinquent status, which was offset by mortgage loan of $550,000. The Company utilized the funds for operations and capital expenditures, comprised mainly of expenditures for computer equipment. At the present time, the Company is not generating sufficient revenue to cover its expenses, and there can be no assurance that the Company will be able to generate such funds internally to continue its operations. The failure of the Company to generate sufficient funds either internally through operations or from outside sources will have a material effect upon the subsequent ability of the Company to continue its operations.

     The Company has suffered material operating losses and is experiencing difficulties meeting its current obligations, including regular payroll obligations. Due to lack of ongoing revenue, the Company has not had adequate working capital and since May 31, 1999, cash has almost exclusively come from borrowings. The Company is attempting to raise sufficient equity capital to meet its current obligations and to implement its new business plan. However, the Company has experienced difficulty in doing so and there can be no assurances that it will be successful in raising capital or implementing its new business plan.

     The Company has utilized significant resources in research and development and marketing efforts. Those efforts must continue in order for the Company to be successful in the implementation of its new strategic direction. (See "Cautionary Factors" below) The Company will require additional capital, most likely from private placements of equity, in order to meet its obligations and to implement its new strategic direction.

     Accounts receivable balances decreased to $8,000 at May 31, 1999 from $338,000 at May 31, 1998. The decrease is directly attributable to the lower revenue volume, particularly in the fourth quarter of fiscal 1999.

     Inventory balances increased to $161,000 at May 31, 1999. The Company previously maintained no inventories but due to its new product line, Counterfeit Cop, the Company is purchasing finished product units directly from a third party manufacturer. The Company had a purchase commitment of an additional $464,000 of the Counterfeit Cop for which payment has been arranged through the establishment of a letter of credit fully collateralized by a letter of credit.

     Accrued liabilities increased to $638,000 at May 31, 1999 from $206,000 at May 31, 1998. The increase is primarily attributable to accrued interest on the convertible debentures of $210,000 and approximately $250,000 in accrued legal fees related to litigation with the debenture holders at May 31, 1999.

     The Company used net cash in the amount of $173,000 for the purchase of property and equipment in the year ended May 31, 1999. Most of that amount was used in the purchase of building improvements, furnishings and computer equipment. The Company took out a mortgage on its building in the year ended May 31, 1999. Net proceeds on the new debt were $550,000.

     The Company does not intend to require material capital expenditures in the short term. However, as discussed above, the Company will require cash to implement its new strategic direction. In June 1999, the Company entered into an agreement with a third party to purchase certain technology. The terms of that agreement include an original purchase price for the software of $600,000. The Company had estimated at the time of purchase that an additional $275,000 would be required to complete development of the software. The Company paid $180,000 cash at the date of purchase but failed to make the $420,000 payment due on July 30, 1999. The Company received a 30 day extension of the July 30, 1999 due date by making a payment of $50,000 against the balance due and issuing 120,000 shares of common stock to the seller of the software. The Company later made a determination that the software would require significant additional development and believed that the capabilities of the software were misrepresented by the seller. The Company failed to make the final payment of $370,000 and the status of the software and its utilization by the Company are presently uncertain. However, it is likely that the Company will abandon the project and write-off its investment in the technology.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to materially affect the Company's operating expenses.

SEASONALITY

     The Company's operations are not affected by seasonal fluctuations, although the Company's cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

YEAR 2000 COMPLIANCE.

     The Company's Year 2000 preparedness efforts are diffenentiated between information technology (IT) and non-IT systems. Non-IT systems are embedded systems that support facilities infrastructures, such as micro-controllers in lighting, heating/ventilation/air conditioning, securities, fire uninterrupted power supply, telephone systems, and other such systems. IT services providers for Year 2000 compliance for embedded systems. The Company has reasonable assurance from its vendors that these systems are Year 2000 complaint. The Company's IT systems include several UNIX-based and NT-based sever platforms and a local area network. All such IT systems, including hardware and software, have been either upgraded to the latest product versions that provide Year 2000 compliance or have had software "patches" applied (received from the vendors) to achieve compliance. All such activity was completed by the end of the third calendar quarter 1999.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     UNPROFITABLE OPERATING HISTORY AND LIMITED FINANCIAL RESOURCES. The Company has not historically been profitable, and as of May 30, 1999, had suffered cumulative operating losses aggregating over $25,000,000, and at May 30, 1999, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about the ability of the Company to continue as a going concern. During fiscal 2000, the Company expects to meet its working capital and other cash requirements with cash derived from operations and other financing as required, although there can be no assurance that the Company will generate cash from its operations in the near future or that the Company will obtain financing on acceptable terms. The Company has had difficulties meeting its payroll and other operating obligations. The Company has fallen behind on scheduled payrolls and certain members of management have deferred taking salaries. Additionally, the Company has no cash on hand. The Company must continue to improve the efficiency of its operations to achieve and maintain positive cash flow from operations. See "Business-Restructuring and New Business Focus," "- Liquidity and Capital Resources,". There is no assurance, however, that the Company will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's needs, or that the Company will be able to achieve profitability on a consistent basis.

     ADDITIONAL FINANCING. The Company will require additional funds to continue product development and marketing, and to support its working capital requirements. The Company may seek such additional financing through private placements of debt or equity financing, and through collaborative arrangement with others. If adequate funds are not available when required or on acceptable terms, the Company may be required to delay, scale back or eliminate its product development activities and sales and marketing efforts. If this were to become necessary, it could adversely affect the Company's business, results of operations and financial condition.

     THE COMPANY IS DEPENDENT ON ITS NEW STRATEGIC DIRECTION TO REPLACE REVENUES FROM ITS YEAR 2000 AND COUNTERFEIT COP BUSINESS. Until the development of the Company's new businesses the Company will derive substantially all of its revenues from its Year 2000 and Counterfeit COP business. Management anticipates that the Year 2000 and Counterfeit COP business will begin to decline, perhaps dramatically, in the next few years. In order for the Company to sustain its viability in the next few years, it will need to develop new products. The successful development of any new products is dependent on a number of factors, including availability of cash, the Company's ability to develop acceptable products, anticipate the future changes and demands of applicable markets, retrain or hire necessary personnel, and the Company's ability to provide sufficient capital either from internally generated revenues or external sources to properly fund the development of new products. Also, if the Company does not complete the development of new products, it will need to seek other opportunities to replace the revenues generated by its Year 2000 and Counterfeit COP business. If the Company is unable to complete the development of new products or find other sources of revenues, it could have a material adverse affect on the Company's business, results of operations and financial condition.

     THE COMPANY'S FUTURE RESULTS WILL DEPEND ON ITS ABILITY TO MANAGE CHANGE. The Company expects to continue to experience periods of rapid change as it implements its restructuring. The failure of the Company's new management team to successfully manage the changing business could have a material adverse impact on the Company's business, results of operations and financial condition.

     THE COMPANY FACES POTENTIAL LIABILITY TO CLIENTS FROM ITS YEAR 2000 BUSINESS. There is increasing litigation arising out of failures or potential failures in computer systems arising out of the Year 2000 problem. To date, the Company is not a party to any litigation arising out of a Year 2000 failure. The Company has attempted to limit its liability for Year 2000 claims through provisions in contracts with customers, limiting damages, generally providing no warranties on services through the Year 2000, and disclaiming all other warranties. These contractual protections may not be enforceable in all instances, and may not otherwise protect the Company from the substantial costs involved in defending a Year 2000 claim. The Company currently self-insures against the possibility of these costs. In the event the Company becomes a party to any such litigation, the cost of defending such litigation or adverse outcome could materially adversely affect the Company's business, results of operations and financial condition.

     THE COMPANY MAY NOT BE ABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE. Rapid technological change characterizes the markets for Internet professional services and Year 2000 services. The Company's future success will depend significantly on its ability to improve existing services and products, offer new services, and develop and market new products and services. The Company's failure to adequately and timely respond to changing technology could result in material adverse effects to its business, results of operations and financial condition.

     THE COMPANY MAY BE ADVERSELY AFFECTED IF IT LOSES KEY PERSONNEL. The Company's success depends largely on the skills, experience and performance of some key members of its senior management and technical personnel. The loss of one or more of these key personnel could have a material adverse effect on the business, results of operations and financial condition.

     THE COMPANY'S RESULTS MAY BE ADVERSELY AFFECTED BY ITS FUTURE INTERNATIONAL OPERATIONS. The Company anticipates that international business will account for a growing portion of its revenues in 2000. The risks inherent in international markets, include:

     -    unexpected changes in regulatory requirements;
     -    difficulties in staffing and managing foreign operations;
     -    political instability;
     -    potentially adverse tax consequences;
     - potentially adverse differences in business customs, practices and norms;
     -    differences in accounting practices;
     -    longer payment cycles;
     -    problems in collecting accounts receivable;
     -    fluctuations in currency exchange rates; and
     - seasonal reductions in business activity during the summer months in Europe.

Any of these could adversely impact the success of the Company's international operations. The factors described above may have an adverse effect on the Company's future international revenues and, consequently, on the Company's business, results of operations and financial condition.

     THE COMPANY FACES COMPETITION FOR YEAR 2000 AND COUNTERFEIT COP BUSINESS. The Company's Year 2000 services have intense competition from two different sources: remediation performed in-house and remediation and validation software and services offered by direct competitors. Many of the Company's with respect to its Year 2000 and Counterfeit COP business are better established, have existing relationships with customers and have far greater resources than the Company. As a result of this competition, the Company's revenues for its Year
2000 and Counterfeit COP business could decrease which would have a material adverse effect on its business, results of operations and financial condition.

     THE COMPANY MAY NOT BE ABLE TO DEVELOP SUCCESSFUL PRODUCTS. The Company plans to develop new products. This plan is in a development stage and will require significant expenditures of resources to complete the development effort. The Company cannot be certain that it will have any cash on hand to devote to the development and marketing of new products, new product enhancements or new products compliant with present or emerging Internet technology standards. Any delays in developing and releasing new products could have a material adverse effect on the Company's business, results of operations and financial condition.

     THE  COMPANY  MAY BE  ADVERSELY  AFFECTED  IF IT IS NOT ABLE TO ATTRACT AND
RETAIN QUALIFIED PROFESSIONALS. The future success of the Company's new strategic direction will depend on its ability to attract, train, motivate and retain personnel who provide the Internet strategy, technology, marketing, and creative skills required by clients. The Company believes that there is a shortage of, and significant competition for, professionals with the advanced technological skills necessary to perform the services related to E-Commerce products and services. The Company intends to transfer current employees from its Year 2000 business to its E-Commerce business. The transition will require training in new technology and new skills sets applicable to E-Commerce technology. Once trained, such individuals will be in higher demand because of their new skill set. Additionally, not all of the Company's current personnel will be able to acquire the skills necessary to transition to the Company's new business. The Company cannot be certain that it will be successful in attracting, transitioning or retaining qualified technological personnel in the future. The Company's failure to do so could have a material adverse affect on its ability to deliver and enhance its services.

     COMPANY'S PRODUCTS AND SERVICES OBSOLETE. The markets for counterfeit detection devices and Internet and electronic commerce products and services are characterized by rapidly changing technology which results in product obsolescence and short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to conditionally identify, obtain and successfully market new products and services that satisfy evolving technologies, customer preferences and industry requirements. There can be no assurance that competitors will not market products and services which have perceived advantages over those of the Company or which render the Company's products and services obsolete or less marketable.

     INTELLECTUAL PROPERTY PROTECTION. While the Company believes that its product and technologies are adequately protected against infringement by confidentiality agreements, licensing agreements, copyright laws and the complex nature of the products and technologies themselves, there can be no assurance of effective protection. Monitoring and identifying unauthorized use of the Company's technology may prove difficult, and the cost of distraction, and time required for litigation may impair or completely frustrate the Company's ability to guard adequately against such infringement.

     EFFECT OF YEAR 2000 PROBLEM UPON COMPANY OPERATIONS. The Company, like any other company, owns or uses computer software that may be impacted by the Year 2000 problem. During 1998, the Company began a review of the software it is currently using in order to identify any systems that need to be made Year 2000 compliant. This review includes a survey of vendors of software or services to the Company to ensure that their software is also Year 2000 compliant. The Company intends to ensure that all such software will by Year 2000 compliant well in advance of December 31, 1999. Management has not yet completed its assessment of the Company's potential Year 2000 compliance costs and related potential on the Company's operations, however, management does not believe that the expense or effect of such compliance will be material to the Company.

     THE COMPANY MIGHT NOT BE SUCCESSFUL IN IMPLEMENTING ITS DOMESTIC AND WORLDWIDE PROPOSED TRANSITION FROM YEAR 2000 AND EXPANSION. The Company intends to transition from the provision of Year 2000 products and services and Counterfeit COP to the provision of products, services and solutions in the

Internet and E-Commerce and systems integration and expand its operations domestically and internationally; however, the Company has limited experience in effectuating rapid expansion of in managing operations which are geographically dispersed. There can be no assurance the Company's current management, personnel and other corporate infrastructure will be adequate to manage the Company's growth.

ITEM 7. FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Company are filed as part of this Annual Report. See Index to Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

DIRECTORS

     Andrew Lee (50). Mr. Lee was appointed to the Board of Directors on February 24, 1998 to fill an existing vacancy. Mr. Lee is President and a Director of Integrated Transportation Network Group Inc. Since 1997, Mr. Lee has been the Co-Chairman of the Board and Co-Chief Executive Officer of Greater Alliance Corporation, a financial service corporation. Since 1992, Mr. Lee has been the President and Chief Executive Officer of First Shanghai Corporation, a merchant bank, BOXX International Corporation, a computer and electronics company, and TowerCom Inc., a software company. Mr. Lee also is Chairman of the Board of Valentine USA Inc., a company that manufactures ladies' apparel.

     Harvey C. Dietrich (64). Mr. Dietrich was appointed to the Board of Directors on February 1999. Mr. Dietrich began a lifelong career in agriculture as a live cattle buyer for various organizations in Arizona and California. Currently he is an investor in live cattle, and owns and operates his own cow/calf ranch in Northern Arizona. In addition, for 16 years, he owned and operated Sun Land Beef Co., a large southwestern beef-packing house.

     Messrs. Burridge and Stewart serve as directors of the Company, and their biographies are noted below.

EXECUTIVE OFFICERS

     The Company furnishes the following information concerning the executive officers of the Company. Executive officers are elected annually by and serve at the pleasure of the Board of Directors.

     A. Lewis Burridge (79). Mr. Burridge has served as President and Chief Executive Officer since March 1999 and has been a member of the Board of Directors since June 1998. Prior thereto, Mr. Burridge served as a consultant to various private and government organizations from 1995 to 1999 and worked with Sterling Drug Inc. from 1956 to 1985. Mr. Burridge focused on the development of Sterling's manufacturing and marketing companies throughout Asia for its medical and consumer products in the Asia-Pacific area. He is currently a Director of Massa, Inc., Trustee/Director of the Trinity College of Vermont and Director of the United States-Philippines Tourism Advisory Council.

     Robert L. Stewart (80). Mr. Stewart was appointed to the Board of Directors in March 1999 and as Chairman of the Board on August 2, 1999. Mr. Stewart had been the Chairman of the Board from 1980 until January 1999 and served as President and Chief Executive Officer of ConSyGen-Arizona from 1980 until January 15, 1997 and as President and Chief Executive Officer of ConSyGen-Texas from September 5, 1996 to January 15, 1997.

     Steven M. Smith (38). Mr. Smith joined the Company in May 1999 and was elected Executive Vice President on June 15, 1999. He brings to ConSyGen 18 years of industry experience in the areas of Research, Product Development, Marketing and Sales, Organizational Development, Operational Management, Financial Management, and Large Scale Project Management. From 1994 to 1995 Mr. Smith was Senior Business Consultant for Advanced Systems Consultants, Inc. From 1995 to 1998 Mr. Smith held several positions with MicroAge, Inc. including Director of Operations and Director of Business Development.

     Rajesh K. Kapur (41). Mr. Kapur has served as Vice President and Chief Financial Officer since March 2, 1998 and was promoted to Executive Vice President and Chief Financial Officer on June 29, 1998. He also served as
Corporate Secretary from October 6, 1999 to June 24, 1999. From 1982 to 1988, Mr. Kapur was employed as an Accounting Supervisor for Honeywell, Inc. From 1988 to 1995, Mr. Kapur was employed as Controller for California Micro Devices, Inc. From 1995 to 1998 Mr. Kapur was employed as Controller for Dynaco Corporation, Inc.

     Jason M. Genet (27) Mr. Genet was an independent Consultant to the Company from December 1998 to April 1999. In April 1999, Mr. Genet joined the Company full time and was promoted to Managing Director of the Company's Business/Consumer Products Division. Mr. Genet has held several high-level Marketing and Sales positions over the past ten years both as a consultant and manager. On October 1, 1999, Mr. Genet was promoted as Vice President of Business Development.

     Amelia C. Ulep (46). Mrs. Ulep joined the Company on July 1991 as a bookkeeper. On October 1992, she was transferred to the Administrative Department as Administrative Secretary to the Company. On July 1998, she was promoted to Executive Administrator. She was elected Corporate Secretary on June 24, 1999.

     Joseph R. Bodnar (60). Mr. Bodnar served as Vice President for International Operations from June 15, 1999 to November 8, 1999. Mr. Bodnar joined the Company in August 1997 with 30 years experience in the computer industry and has held positions of Projects Director, Project Manager and Consulting Analyst. Mr. Bodnar's background includes full life cycle custom applications development and implementation to operating systems development, and has successfully managed Y2K renovation projects on platforms including IBM, DEC and Unisys.

     Thomas S. Dreaper (56). Mr. Dreaper served as President, Chief Executive Officer and a member of the Board of Directors of ConSyGen-Texas and ConSyGen-Arizona from July 17, 1998 until his resignation on March 24, 1999. Mr. Dreaper also served as Chairman of the Board from February 1999 to March 1999. Mr. Dreaper has over 20 years of experience in the computer hardware and software industry.

     Stephen J. Kelly (43). Mr. Kelly was appointed Vice President and General Counsel on February 12, 1998. He was appointed as Corporate Secretary of the Company in March 1998. On June 29, 1998, Mr. Kelly was appointed to the Board of Directors of the Company to fill an existing vacancy and was promoted to Executive Vice President and Chief Administrative Officer. He served in this capacity until his resignation on October 5, 1998.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers and persons owning more than 10% of the outstanding Common Stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on copies of such forms furnished as provided above, or written representation that no Form 5s were required, the Company believes that during the fiscal year ended May 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and each of the Company's four executive officers (other than the Chief Executive Officer) whose total annual salary and bonus exceeded $100,000 (collectively the "Named Executive Officers") during the fiscal year ended May 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                            Annual                 Compensation
                                         Compensation                 Awards
                                 ------------------------------   --------------
                                                                    Securities
                                                                    Underlying
Name and Principal Position      Year      Salary($)   Bonus($)   Options (#)(3)
---------------------------      ----      ---------   --------   --------------

A. Lewis Burridge
President and Chief Executive
Officer(1)                       1999      $ 22,769          --     1,010,000

Thomas S. Dreaper
Former President and Chief
Executive Officer                1999      $ 83,231          --            --

Ronald I. Bishop                 1999      $ 87,500          --       669,095
Former President and Chief       1998      $107,708      $1,083       900,000
Executive Officer                1997      $ 26,250          --       400,000

J. Stephen Kelly
Former Executive Vice
President and Chief
Administrative Officer           1999      $ 46,269          --        64,685

Robert L. Stewart                1999      $119,750          --            --
Former President and Chief       1998      $ 94,333      $1,429
Executive Officer                1997      $ 65,250          --            --

----------
(1) Mr. Burridge was appointed President and Chief Executive Officer effective March 24, 1999.

(2) Mr. Dreaper served as President and Chief Executive Officer from July 17, 1998 to March 23, 1999. For information regarding Mr. Dreaper's compensation arrangements, see "Certain Relationships and Related Transactions." Mr. Bishop served as President and Chief Executive Officer of the Company from January 15, 1997 to June 30, 1998. Mr. Stewart served as President and Chief Executive Officer of the Company from September 5, 1996, the date the Company acquired ConSyGen-Arizona, through January 15, 1997. For information regarding compensation arrangements and changes in terms of options in connection with Mr. Bishop's termination of employment, see "Certain Relationships and Related Transactions."

(3) 1,000,000 options were granted to Mr. Burridge at $1.50 on March 30, 1999. Options were granted to Mr. Bishop under the 1997 Amended and Restated Non-Qualified Stock Option Plan. In November 1997, options to purchase 400,000 shares granted at an option price of $8.875 per share in March 1997 and options to purchase 500,000 shares granted at an option price of $5.50 per share in September 1997 were canceled and replaced by options to purchase 900,000 shares at an option price of $4.00 per share. See "Stock Option Plans - Option Grants in Fiscal Year Ended May 31, 1998" and "Report of Ronald I. Bishop and the Board of Directors on Executive Compensation and Repricing of Options." Options provided to Members of the Board of Directors are vested 50% immediately and 50% after one year. Options provided to other employees including officers are vested at a rate of 1/48 per month.

                        OPTION GRANTS IN FISCAL YEAR 1999

     The following table sets forth options granted during the Company's fiscal year ended May 31, 1999 to the Named Executive Officers:

                                          Individual Grants
                    ----------------------------------------------------------------------
                                                                           Potential
                                                                       Realizable Value
                                                                          At Assumed
                     Number of    % of Total                            Annual Rates of
                      Shares        Options                               Stock Price
                    Underlying    Granted to   Exercise                Appreciation for
                      Options    Employees in    Price    Expiration    Option Term (1)
Name                 Granted(#)   Fiscal Year  ($/Share)     Date       5%          10%
------------------------------------------------------------------------------------------
A. Lewis Burridge    1,010,000       29.0%       $0.50     03/30/09   $241,115    $685,763

----------
(1) The 5% and 10% assumed rates of annual compounded stock price appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future prices of the Company's Common Stock or of the potential realizable value of the options granted.

                     OPTION EXERCISES AND YEAR-END HOLDINGS

     The following table sets forth the value of options held at the end of 1999 by the Named Executive Officers:

                                                    Number of Securities
                                                   Underlying Unexercised           Value of Unexercised
                      Shares                         Options At 5/31/99       In-the-money Options At 5/31/99($)
                    Acquired On     Value       ----------------------------  ----------------------------------
Name                Exercise(#)   Realized (#)  (#)Exercisable/Unexercisable      Exercisable/Unexercisable
----                -----------   ------------  ----------------------------      -------------------------
A. Lewis Burridge       --            --              105,000 / 905,000                   -- / --

DIRECTOR COMPENSATION

     The Company has a standard arrangement whereby directors who are not also executive officers or employees of the Company receive compensation in the amount of $1,000 for each meeting of the Board of Directors or of a committee of the Board of Directors of which any such director is a member which is physically attended by such director and $500 for each telephone meeting. In addition, the Company has adopted a practice of granting to such directors options to purchase 10,000 shares of the Company's Common Stock under the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan. The following table shows information concerning options granted to directors during the Company's fiscal year ended May 31, 1999.

                                                         Number of
                                                         Securities
                                            Exercise     Underlying
                             Expiration      Price       Options
Name                            Date        Granted      $/Share (1)      Date
----                            ----        -------      -----------      ----

Andrew Lee                    02/24/98        10,000       $0.50        02/24/08

Harvey Dietrich               02/11/99        10,000       $0.50        02/11/09

John Caldwell                 06/24/99        10,000       $0.50        06/24/09

----------
(1) All options exercisable 50% at date of grant and 50% one year from such date.

REPORT OF A. LEWIS BURRIDGE AND THE BOARD OF DIRECTORS ON REPRICING OF OPTIONS

     The  following  table  sets  forth  certain   information   concerning  all
repricings of options held by any Named Executive Officer of the Company during 1999.

                               Original
                               Number of    Length of    Exercise    Original
                              Securities   Market Price   Price of    Option
                              Underlying   of Stock at   Cancelled   Term New     Remaining
                                Options      Time of    or Amended   Exercise     at Date of
Name                  Date     Repriced     Repricing     Option     Price (1)    Repricing
----                  ----     --------     ---------     ------     ---------    ----------
A. Lewis Burridge   03/30/99   1,010,000     $0.4688       $1.50       $0.50     exp. 3/30/09

----------
(1)  Fair market value on date of grant as determined by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 1, 1999 certain information with respect to beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's directors; (iii) each of the executive officers of the Company; and (iv) all directors and executive officers as a group. This information is based upon information received from or on behalf of the named person. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.

                                         Number of Shares
        Name of                           and Nature of               Percent
Beneficial Owner (2) (11)              Beneficial Ownership          of Class
-------------------------              --------------------          --------

Robert L. Stewart                           6,889,500 (1)(8)           44.66%
Chairman of the Board

A. Lewis Burridge                           1,010,000 (2)               6.52%
President & Chief Executive Officer

Steven M. Smith                                12,500 (3)                *
Executive Vice President

Rajesh K. Kapur                               120,937 (4)                *
Executive Vice President
Chief Financial Officer

Joseph R. Bodnar                               13,647 (5)                *
Vice President
International Operations

Jason Genet                                     4,998 (6)                *
Vice President
Business Development

Andrew Lee                                     10,000 (7)                *
Director

John Caldwell                                   5,000                    *
Director

Harvey Dietrich                                 5,000                    *
Director

All executive officers and
directors as a group
(8 persons)                                 7,707,924                  50.58%

Trinidad Cranbourne                         1,000,000 (9)               6.50%

----------
*    Less than one percent

(1) 5,889,000 of such shares are owned of record by The Loreto F. Stewart & Robert L. Stewart Family Trust, a trust of which Mr. Stewart is the sole trustee. The remaining 1,000,000 shares are owned of record by an entity which is controlled by Mr. Stewart. Mr. Stewart shares voting and investment power with respect to such 1,000,000 shares. Mr. Stewart's address is the Company's offices: 125 South 52nd Street, Tempe, Arizona 85281.

(2) Shares of Common Stock which Mr. Burridge has the right to purchase does not include options to purchase 900,000 shares of the Company's common stock in connection with his employment. Options were granted at an exercise price of $0.50 per share and on terms which provide for vesting to the extent of 100,000 shares on date per attached plan.

(3) Shares of Common Stock which Mr. Smith has the right to purchase upon exercise of outstanding options, exercisable within 60 days.

(4) Shares of Common Stock which Mr. Kapur has the right to purchase upon exercise of outstanding options, exercisable within 60 days.

(5) Shares of Common Stock which Mr. Bodnar has the right to purchase upon exercise of outstanding options, exercisable within 60 days.

(6) Shares of Common Stock which Mr. Genet has the right to purchase upon exercise of outstanding options, exercisable within 60 days.

(7) Shares of Common Stock, which Mr. Lee has the right to purchase upon exercise of presently exercisable outstanding options.

(8) Includes 1,000,000 shares owned of record by GEO Co. Ltd. ("GEO"), which, in addition to being controlled by Mr. Stewart through his equity ownership of GEO, is controlled by his daughter, Trinidad Cranbourne. Mr. Stewart, through his equity ownership of GEO, effectively has voting and investment control of these shares. Ms. Cranbourne also has voting and investment control of these shares. Ms. Cranbourne's address is 96 Pokfulam Road, 11-F Flat B-2, YY Mansion, and Hong Kong.

(9) Does not include the following shares of Common Stock subject to conversion within 60 days pursuant to the provisions of the Company's 6% Convertible
     Debentures:

          Dominion Capital Fund, Ltd.                          765,565 shares
          Canadian Advantage Limited Partnership               209,781 shares
          Sovereign Partners Limited Partnership               765,565 shares

     The Subscription Agreement relating to the sale of the Company's 6% Convertible Debentures prohibits the conversion of any portion of a debenture which would result in the holder being deemed the beneficial owner of 4.99% or more of the issued and outstanding Common Stock of the Company. Accordingly, the shares of Common Stock shown as beneficially owned by each holder of the Convertible Debentures represents the maximum number of such shares which, together with the Warrant Shares allocable to such holder, is less than the 4.99 limit, determined at September 9, 1998, as provided in the Subscription Agreement. Also included are 35,000 out of a total of 105,000 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants to purchase Common Stock at $4.8818 per share issued to the holders of the Convertible Debentures concurrently with the sale of the Convertible Debentures (Warrants covering the balance of 70,000 shares are not exercisable within 60 days of September 9, 1998). The Company has been advised by the holders of the Convertible Debentures that they are not acting in concert and interpret the foregoing ownership restriction as applicable to each holder of the Convertible Debentures individually. Based upon the information furnished to the Company by the holders of the Convertible Debentures such holders have no relationship to the Company except as investors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 5, 1996, the Company acquired all of the issued and outstanding common stock of ConSyGen-Arizona from the stockholders of such corporation, including Robert L. Stewart, its Chief Executive officer and controlling shareholder (the "Acquisition"). In connection with the Acquisition, the Company issued an aggregate of 13,125,000 shares of its common stock, of which 9,275,000 shares were issued to the stockholders of ConSyGen-Arizona, including 8,187,000 shares to Robert L. Stewart. As a result of the Acquisition, the former stockholders of ConSyGen-Arizona, including Mr. Stewart, became the beneficial owners, in the aggregate, of approximately 69% of the issued and outstanding common stock of the Company, and Mr. Stewart became the beneficial owner of approximately 61% of such shares. As set forth in the Table under the caption "Security Ownership of Certain Beneficial Owners and Management," Mr. Stewart is currently the beneficial owner of approximately 48.47% of the Company's common stock and, through his share ownership, may be deemed to control the company. Carl H. Canter, the former controlling stockholder, relinquished control as a result of the Acquisition.

     Effective July 17, 1998, Thomas S. Dreaper joined the company as President and Chief Executive Officer. The terms of Mr. Dreaper's employment provide for an annual salary of $120,000 and options to purchase 1,000,000 shares of the common stock of the Company. The options were granted to Mr. Dreaper at an exercise price of $2.8125 per share, and are currently exercisable to the extent of 500,000 shares if and when the Company's common stock attains a closing price of $5.00 per share, and to the extent of the remaining 500,000 shares if and when the share price attains closing price of $10.00 per share. The Option expires July 17, 2008. No specific term of employment is currently specified. Mr. Dreaper has resigned from the Company.

     In July 1998, in connection with the termination of his employment and position as President and Chief Executive Officer of the Company, Ronald I. Bishop, was provided, as severance compensation, cash compensation in the amount of $75,000 (6 months' salary), and an amended and restated Stock Option Agreement fixing as vested 669,205 out of the total number of 900,000 shares with respect to which options had been granted thereunder, and extending the period within which options may be exercised after termination of employment from 3 months to 3 years. Mr. Bishop has resigned from the Company.

     In July 1998, in connection with the termination of his employment as Vice President and Director of Sales and Marketing-International, Jeffrey R.
Richards, was provided, as severance compensation, cash compensation in the amount of $19,750 (3 months' salary), and an amended and restated Stock Option Agreement fixing as vested 125,000 out of the total number of 250,000 shares with respect to which options had been granted thereunder, and extending the period within which options may be exercised after termination of employment from 3 months to 1 year from September 14, 1998. Mr. Richards has resigned from the Company.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements

               Consolidated Balance Sheets as of May 31, 1999.

               Consolidated Statements of Operations for year ended May 31, 1999 and May 31, 1998.

               Consolidated Statements of Stockholders' Deficit for the year ended May 31, 1999 and May 31, 1998.

               Consolidated Statements of Cash Flows for the year ended May 31, 1999 and May 31, 1998.

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

          (3) The list of Exhibits which are filed with this report or which are incorporated by reference herein is set forth in the Exhibit Index, which appears following the Consolidated Financial Statements, which Exhibit Index is incorporated herein by the reference.

     (b) The Company did not file any Current Reports on Form 8-K during the fourth quarter ended May 31, 1999 of fiscal 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSYGEN, INC.
                                        Registrant


Date: December 28, 1999                 By: /s/ A. Lewis Burridge
                                            ------------------------------
                                            A. Lewis Burridge, President
                                            and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                         Date
---------                             -----                         ----

/s/ A. Lewis Burridge          President,                      December 28, 1999
------------------------       Chief Executive Officer
A. Lewis Burridge              and Director


/s/ Robert L. Stewart          Chairman and Director           December 28, 1999
------------------------
Robert L. Stewart

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

4.2 Form of Common Stock Purchase Warrant used in connection with issuance of warrants to purchase an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.003 par value. (2)

4.3 Subscription Agreement used in connection with the Rule 506 sale of Convertible Debentures in the aggregate principal amount of $3,500,000 (including form of Convertible Debenture, form of Warrant, and form of Registration Rights Agreement, attached as Exhibits A, B and D, respectively, to the Subscription Agreement). *

4.4 Form of Common Stock Purchase Warrant to purchase an aggregate of 10,000 shares issued in partial payment of finders' fees in connection with sale of Convertible Debentures in aggregate principal amount of $3,500,000. *

4.5 Form of Subscription Agreement used in connection with Rule 506 sale of 120,000 shares for gross proceeds of $1,080,000. (1)

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

* Filed herewith

                          Annual Report on Form 10-KSB
                               Item 8, Item 14(a)

                          -----------------------------

                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                         ------------------------------

                             YEAR ENDED MAY 31, 1999

                                 ConSyGen, Inc.

                                 TEMPE, ARIZONA

                   Index to Consolidated Financial Statements


                                                                     Page Number
                                                                     -----------

Report of Independent Accountants                                        F-2

Consolidated Balance Sheets as of
May 31, 1999.                                                            F-3

Consolidated Statements of Operations
for year ended May 31, 1999 and May 31, 1998.                            F-4

Consolidated Statements of Stockholders' Deficit
for the year ended May 31, 1999 and May 31, 1998.                        F-5

Consolidated Statements of Cash Flows for
the year ended May 31, 1999 and May 31, 1998.                            F-6

Notes to Consolidated Financial Statements                               F-8

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
ConSyGen, Inc.

We have audited the accompanying consolidated balance sheet of ConSyGen, Inc. and its subsidiary as of May 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConSyGen, Inc. and its subsidiary as of May 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring material losses from operations, has material current debt and is involved in material litigation, for which the outcome is uncertain. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ KING, WEBER & ASSOCIATES, P.C.


Phoenix, Arizona
August 5, 1999
(except for Note 12, as to which
the date is November 3, 1999)

                                 CONSYGEN, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                      May 31,
                                                                       1999
                                ASSETS                             ------------
Current Assets:
   Cash and Cash Equivalents                                       $    739,308
   Restricted Cash                                                      467,208
   Accounts Receivable                                                    8,434
   Inventory                                                            161,320
   Prepaid Expenses                                                      15,849
   Other Current Assets                                                  19,274
                                                                   ------------
       Total Current Assets                                           1,411,393
                                                                   ------------
Property and Equipment - Net                                          1,307,518
                                                                   ------------
Other Assets:
   Debt Issuance Expense                                                277,076
   Other Assets                                                          14,000
                                                                   ------------
       Total Other Assets                                               291,076
                                                                   ------------
Total Assets                                                       $  3,009,987
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable                                                $     50,326
   Notes Payable                                                         60,000
   Capital Lease - Current portion                                       11,063
   Mortgage - Current portion                                            12,886
   Accrued Liabilities                                                  637,586
   Convertible Debentures                                             3,500,000
                                                                   ------------
       Total Current Liabilities                                      4,271,861

Capital lease - Long Term Portion                                        53,782
Mortgage - Long Term                                                    536,114
                                                                   ------------
       Total Liabilities                                              4,861,757
                                                                   ------------
Commitments & Contingencies

Stockholders' Deficit :
   Common Stock, $.003 par Value, Authorized
     40,000,000 Shares, Issued 15,475,101                                46,425
   Additional Paid-in Capital                                        25,291,054
   Accumulated Deficit                                              (26,789,249)
   Treasury Stock, at cost (70,000 shares)                             (400,000)
                                                                   ------------
       Total Stockholders' Equity                                    (1,851,770)
                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $  3,009,987
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For The Year Ended May 31,
                                           ----------------------------------
                                               1999                   1998
                                               ----                   ----

Revenues                                   $    742,134          $    814,835
                                           ------------          ------------
Costs and Expenses:
   Cost of Conversion Services                  773,953               353,076
   Software Research and Development            622,134             1,045,847
   Selling, General and Administrative
     Expenses                                 3,992,074             2,297,262
   Interest Expense                             227,046               164,504
   Depreciation and Amortization                203,863               172,191
                                           ------------          ------------
       Total Costs and Expenses               5,819,070             4,032,880
                                           ------------          ------------
Loss from Operations                         (5,076,936)           (3,218,045)

Interest Income                                 131,131               138,981
                                           ------------          ------------

Net Loss                                   $ (4,945,805)         $ (3,079,064)
                                           ============          ============
Loss Per Common Share:
   Weighted Average Common Shares
     Outstanding                             15,363,146            14,765,559
                                           ============          ============

   Net Loss Per Common Share - Basic       $      (0.32)         $      (0.21)
                                           ============          ============

   Net Loss Per Common Share - Diluted     $      (0.32)         $      (0.21)
                                           ============          ============

    The accompanying notes are an integral part of the financial statements.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998


                                  Common Stock        Additional                                      Total
                              ---------------------     Paid-In      Accumulated     Treasury      Stockholders'
                                Shares      Amount      Capital        Deficit        Stock      Equity (Deficit)
                              ----------    -------   ------------   -------------   ---------   ----------------
Balance - June 1, 1997        13,796,231    $41,389   $ 16,936,467   $(18,697,364)          --     $(1,719,508)

Issuance of Common Stock
- Private Placements - Net
   of Finders' Fees            1,172,000      3,516      6,908,966             --           --       6,912,482

Issuance of Common Stock -
 Finders' Fees on Sale of
 Common Stock                     35,100        105           (105)            --           --              --

Issuance of Common Stock -
 Services and other               24,000         72        129,828             --           --         129,900

Issuance of Common Stock as
Payment of Debt                  339,280      1,018      1,087,282             --           --       1,088,300

Issuance of Common Stock -
Stock Options Exercised           21,130         63         21,067             --           --          21,130

Issuance of Common Stock as
Payment of Debt - Related
Parties                           19,912         60        162,215             --           --         162,275

Interest on Loans                     --         --         13,590             --           --          13,590

Expenses of Stock offerings           --         --       (125,000)            --           --        (125,000)

Purchase of Treasury stock,
 at cost (70,000) Shares              --         --             --             --     (400,000)       (400,000)

Net Loss                              --         --             --     (3,079,064)          --      (3,079,064)

                              ----------    -------   ------------   ------------    ---------     -----------
Balance - May 31, 1998        15,407,653    $46,223   $ 25,134,310   $(21,776,428)   $(400,000)    $ 3,004,105

Issuance of Common Stock -
Stock Options Exercised           67,448        202         89,728             --           --          89,930

Net Loss                              --         --             --     (4,945,805)          --      (4,945,805)
                              ----------    -------   ------------   ------------    ---------     -----------
Balance - May 31, 1999        15,475,101    $46,425   $ 25,224,038    (26,722,233)   $(400,000)    $(1,851,770)
                              ==========    =======   ============   ============    =========     ===========

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For The Year Ended May 31,
                                                    ----------------------------
                                                       1999            1998
                                                       ----            ----
Cash Flows from Operating Activities:
 Net Loss                                           $(4,945,805)    $(3,079,064)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
   Depreciation                                         140,962          77,747
   Stock Issued for Services and Other                       --         129,900
   Increase in Allowance for Doubtful Accounts               --          29,000
   Amortization of Debt Issuance Expense                 62,901          94,444
   Loan Interest - Additional Paid-in Capital                --          13,590
   Changes in Operating Assets and Liabilities:
     Restricted Cash                                   (467,208)             --
     Accounts Receivable                                329,758        (367,192)
     Inventory                                         (161,320)             --
     Prepaid Expenses and Other Assets                  (22,436)        (30,810)
     Accounts Payable                                   (83,831)         71,453
     Accrued Liabilities                                428,716         (96,759)
     Deferred Revenues                                       --              --
                                                    -----------     -----------
       Net Cash (Used) by Operating Activities       (4,718,263)     (3,157,691)
                                                    -----------     -----------
Cash Flows from Investing Activities:
Capital Expenditures                                   (240,638)     (1,213,558)
                                                    -----------     -----------
       Net Cash (Used) by Investing Activities         (240,638)     (1,213,558)
                                                    -----------     -----------
Cash Flows from Financing Activities:
   Proceeds of Debt Financings                          620,640       3,500,000
   Proceeds from Sale of Common Stock                        --       7,238,752
   Finders' Fees Paid on Sales of Common Stock               --        (326,269)
   Expenses of Stock Offerings                               --        (125,000)
   Proceeds of Loans and Notes Payable                       --              --
   Payments of Loans and Notes Payable                       --        (277,508)
   Payments of Debt Financings                           (3,795)             --
   Proceeds of Loans payable -- Related Parties              --          23,190
   Payments of Loans payable -- Related Parties              --             (92)
   Payments for Debt Issuance Expense                        --        (313,003)
   Purchase of treasury stock                                --        (400,000)
   Proceeds of Stock Options Exercised                   89,930          21,130
                                                    -----------     -----------
       Net Cash Provided by Financing Activities        706,775       9,341,200
                                                    -----------     -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                    (4,252,126)      4,969,951

Cash and Cash Equivalents -- Beginning of Period      4,991,434          21,483
                                                    -----------     -----------

Cash and Cash Equivalents -- End of Period          $   739,308     $ 4,991,434
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                      For The Year Ended May 31,
                                                    ----------------------------
                                                       1999            1998
                                                       ----            ----
Supplemental Cash Flow Information:

Cash Paid for Interest                              $     6,988     $   214,718
                                                    ===========     ===========
Cash Paid for Income Taxes                          $        --     $        --
                                                    ===========     ===========
Supplemental Disclosure of Non-Cash
 Financing Activities:

Issuance of Common Stock as Payment of Debt-
Related Parties                                     $        --     $   162,275
                                                    ===========     ===========
Issuance of Common Stock as payment of Debt         $        --     $ 1,088,300
                                                    ===========     ===========
Issuance of Common Stock as Commissions
 on Sale of Common Stock                            $        --     $   206,269
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


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

     On September 5, 1996, ConSyGen-Texas acquired 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") (f/k/a International Data
Systems,  Inc.)  ("the  acquisition").  On June  25,  1996,  International  Data
Systems, Inc. changed its name to ConSyGen, Inc. Immediately prior to the acquisition, ConSyGen-Texas effected a 1-for-40 reverse split of its common stock. In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona in exchange for all of the issued and outstanding shares of
ConSyGen-Arizona  (see  Notes  11 and  12).  As a  result  of  the  acquisition,
ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase) with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company. Subsequent to the acquisition, ConSyGen-Texas changed its name to ConSyGen, Inc. (A Texas corporation). ConSyGen-Texas and its wholly-owned subsidiary ConSyGen-Arizona are hereafter collectively referred to as the "Company".

DESCRIPTION OF BUSINESS

     The Company renders automated software conversion services, including "year
2000"   conversions  and  sells  a  counterfeit   detection  device  called  the
Counterfeit Cop.

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations and has had difficulty meeting its short-term obligations, including payroll obligations. The Company also has material uncertainties related to litigation. The Company has encountered recent difficulties attracting capital and is not generating positive cash flows from operations. In the case of an unfavorable result in the Company's litigation with debenture holders, and required material repayment of principal or payment of damages would likely exceed the Company's resoruces to meet such requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining adequate financing. Management is attempting to raise additional capital from various sources and is positioning the Company to move into other product lines and technologies. However, there can be no assurances that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


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

RECLASSIFICATIONS

     Certain items in prior year financial statements have been reclassified to conform with the current period presentation.

REVENUE RECOGNITION

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

     Revenue for "counterfeit cop" product sales is recognized upon product shipment to customers and resellers.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of all cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

RESTRICTED CASH

     The Company was required to establish a cash balance with a financial institution as collateral under a letter of credit related to the production and inventory of its new product line. The letter of credit outstanding at May 31, 1999 is equal to the $464,281 in cash set aside in a collateral account.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets, which ranges from three to ten years except real property which is depreciated over 40 years.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


DEBT ISSUANCE COSTS

     Costs associated with the Company's debt financing transactions have been capitalized. Such costs are being amortized over the terms of the related agreements. At May 31, 1999, debt issuance costs are amortized over a 5 to 15 year period.

RESEARCH AND DEVELOPMENT

     Research and development expenditures, including the cost of software development, are expensed as incurred.

INVENTORIES

     Inventories consist of units of the Company's "Counterfeit Cop" and work in process on certain unbilled and unearned service contracts. Counterfeit Cop inventory is recorded at the lower of cost or market on a FIFO (first-in, first-out) basis. Inventories on May 31, 1999 consisted of:

          Counterfeit Cop                                       154,988
          WIP                                                     6,332
                                                               --------
               Total                                           $161,320
                                                               ========

STOCK-BASED COMPENSATION

     Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma effect of the fair value method is discussed in Note 10.

FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, debentures, notes payable, mortgage debt and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements. Because the mortgage debt was recently incurred, the estimated fair value of the mortgage debt approximates the outstanding principal balance at May 31, 1999. The fair value of the related party notes payable cannot be estimated because of the affiliated nature of the agreements. The fair value of the convertible debentures could not be estimated because of the convertible features of the debentures and the matters discussed in Note 6.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. In accordance with SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. In 1998, the Company adopted SFAS No. 128 EARNINGS PER SHARE the effect of such was not material.

     Convertible debt (Note 6) and outstanding options (Note 10) were not considered in the calculation for diluted earnings per share for the year ended May 31, 1999 because the effect of their inclusion would be anti-dilutive.

                                                Loss         Shares    Per Share
                                            ------------   ----------  ---------

     Net Income (Loss)                      $(4,945,805)

     Preferred stock dividends                   N/A

     BASIC EARNINGS PER SHARE

     Loss available to common stockholders  $(4,945,805)   15,363,146   $(0.32)

     Effect of dilutive securities               N/A

     DILUTED EARNINGS PER SHARE                  N/A

     Debentures convertible to 3,051,929 shares of common stock and options and warrants to purchase 2,109,260 shares of common stock were outstanding at May 31, 1999. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

ADVERTISING EXPENSES

     The Company expenses its advertising expenses as incurred. Advertising expense totaled $301,970 and $278,167 for the years end May 31, 1999 and 1998 respectively. Advertising expense is included in selling general and administration expenses in the accompanying statements of operations.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               1999
                                                            ----------

     Land                                                   $  152,792
     Building and improvements                                 743,511
     Computers                                                 587,024
     Furniture and fixtures                                    134,793
     Auto                                                       20,170
                                                            ----------
                                                             1,638,290

     Less: Accumulated depreciation                            330,772
                                                            ----------
                                                            $1,307,518

     Total property and equipment includes $ 49 ,969 under capital leases at May 31, 1999. Related accumulated amortization on these leases was $4,164.

NOTE 4 - NOTES PAYABLE

     Notes payable consist of the following:

                                                    May 31, 1999    May 31, 1998
                                                    ------------    ------------
     Note payable, bearing interest at 10% per
     Annum, no stated maturity and unsecured.          $30,000         $30,000

     Note payable, non-interest bearing, payable
     on demand, and unsecured. As additional
     consideration to the lender for making the
     loan, the Company issued 25,000 shares of
     its common stock to the lender.                    25,000          25,000

     Note payable, non-interest bearing,
     payable on demand and unsecured.                    5,000           5,000
                                                       -------         -------
                                                       $60,000         $60,000
                                                       =======         =======

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


NOTE 5 - MORTGAGE

     On April 6, 1999, the Company obtained a mortgage on its building for $550,000. The loan bears interest at 13% and is payable over a 15-year period in monthly principal and interest payment of $6,959. The following represents future principal payments for the years ending May 31:

               2000                                    $ 12,886
               2001                                      14,665
               2002                                      16,689
               2003                                      18,993
               2004                                      21,614
               Thereafter                               464,153
                                                       --------
          Total                                         549,000

          Less current portion                           12,886
                                                       --------
          Long-term portion                            $536,114
                                                       ========

Subsequent to May 31, 1999, the Company increased the mortgage on its building to $700,000.

NOTE 6 - CONVERTIBLE DEBENTURES

     On May 29, 1998, the Company completed a private placement of $3,500,000 in principal amount of convertible debentures. The debentures bear interest at 6% per annum and have a maturity date of May 29, 2003. The debentures include warrants to purchase 105,000 shares of the Company's common stock ("Warrant Shares"). The aggregate net proceeds to the Company after payment of finders' fees and expenses was approximately $3,200,000. Included in the finders' fees paid in connection with the placement of the convertible debentures, the Company issued warrants to purchase 10,000 shares of its common stock.

     The debentures are convertible into the Company's common stock at a rate equal to the lesser of $4.88 per share or 80% of the average closing bid price of the common stock for the five day period immediately preceding the applicable conversion date. The warrants are exercisable at a rate of $4.88 per share and may be exercised as to one third of the Warrant Shares at any time after May 29, 1998, as to another one third, after November 29, 1998, as to the remaining one third after May 29, 1999. The warrants expire on May 29, 2003.

     The debentures may be converted at any time after 120 days from issue by the holder through the maturity date. Mandatory conversion is effected on the maturity date if the debentures have not yet been converted as of that date. The debentures contain certain restrictions on future borrowings, allow for interest to be paid in additional shares of the Company's common stock. The debentures limit the number the shares issuable under conversion and exercise of warrants to 3,051,929.

     The debt was recorded at the face amount of the debentures. The initial conversion rate of the debentures and the exercise price of the warrants were at rates equal to or greater than the quoted market price of the Company's common stock at the date of issuance. Management believes that there was no value to ascribe to the warrants at the time of issuance.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


     The debentures are to be repaid by conversion into common stock except in the event of default, in which case, repayment is to be made in cash. The Company has incurred several events of default as defined by the debenture. The technical defaults relate to the failure to make interest payments and failure to honor the holders' request to convert the debentures. Accordingly, as stated in the debenture agreement, the debt is classified as current.

     The Company entered into a dispute with the four debenture holders in September 1998. The holders submitted requests for conversion of the debentures and the Company would not honor that request. The Company has questioned the propriety of certain trading of the Company's common stock alleged to have been conducted by the debenture holders. The dispute has led to claims and counter claims filed by both parties in Canadian and U.S. courts. The aggregate claims against the Company and certain of its officers in these matters are approximately $4 million. In addition, damages may be payable to the debenture holders under the terms of the debenture agreement should the Company fail to prevail in this matter. Those damages could range from $50,000 to $700,000. There may be additional amounts if the cases are decided in favor of the debenture holders. There may be court and litigation costs. Due to the Company's financial condition, if the debenture holders attempt to force repayment of the debt due to the alleged default, the Company presently has no resources to meet the obligation. The Company intends to vigorously defend its position. However, the outcome of these cases is presently uncertain.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company's former corporate offices were leased under a non-cancelable operating lease, as amended, which expired October 31, 1998. During the fiscal year ended May 31, 1999 the Company leased sales offices from one to six month's duration. Rental expense aggregated $45,000 for the year ended May 31, 1999 and $120,000 for the year ended May 31, 1998. Future minimum rental commitments total $12,000 for the year ended May 31, 2000.

CAPITAL LEASES

     The Company leased certain software and computer equipment in Fiscal Year 1999. Future minimum lease payments are as follows for the years ended May 31:

                       2000                            $ 19,592
                       2001                            $ 19,215
                       2002                            $ 19,215
                       2003                            $ 19,215
                       2004                            $ 12,717
                                                       --------
          Total                                        $ 89,954

          Less amount representing interest              25,109
                                                       --------
          Present Value of minimum Lease Payments        64,845
          Less Current Portion                           11,063
                                                       --------
          Long-term Portion                            $ 53,782
                                                       ========

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


PURCHASE COMMITMENT

     In December 1998, the Company entered into a commitment to purchase 30,000 units of inventory, of which 10,115 were purchased as of May 31, 1999. The Company was required to obtain a letter of credit, which is collateralized by certificate of deposit.

LEGAL PROCEEDINGS

     On August 10, 1999, Thomas S. Dreaper, former President and CEO of ConSyGen, Inc. served an action which was filed in the United States District Court for the District of Nevada against the Company and A. Lewis Burridge, its President and CEO to receive indemnification in regard to a lawsuit filed by ConSyGen $3.5 million debenture holders, reimbursement of legal expenses he has incurred, for damages for breach of the indemnification contract in an amount in excess of $75,000 and exemplary and punitive damages in an amount in excess of $1,000,000. Due to uncertainties related to the claims filed by the debenture holders (Note 6), the outcome of this litigation cannot yet be estimated.

CONCENTRATION OF CREDIT RISK

     The Company's cash, cash equivalents and accounts receivable are subject to potential credit risk. The Company's cash management and investment policies restrict investments to highly-liquid investments. Cash and cash equivalents exceeded the FDIC and SIPC insurance limits by $9,837 at May 31, 1999.

NOTE 8 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     A deferred tax liability of $13,600 existed at May 31, 1999, relating to book and tax differences in the bases of property and equipment.

     A deferred tax asset totaling $8,134,000 was primarily offset by a valuation allowance of $8,120,000 and the deferred tax liability. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $8,092,000 of the deferred tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the compensated absences and allowances on accounts receivable. The Company has federal and state net operating loss carryforwards of $20,982,000 at May 31, 1999. The federal loss carryforwards expire in 2010 through 2018 and state loss carryforwards expire 1999 through 2003.

     Income taxes for years ended May 31:
                                                        1999            1998
                                                     -----------     -----------

     Current Benefit                                 $ 2,091,000      1,000,000
     Deferred Benefit (Provision)                     (2,091,000)    (1,000,000)
                                                     -----------     -----------
     Net income tax provision                        $       -0-     $       -0-
                                                     ===========     ===========

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


     The income tax benefit of $2,091,000 generated for the year ended May 31, 1999 was offset by an increase in the valuation allowance of $2,078,000. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                               1999
                                                      -----------------------

     Federal statutory rates                          $(1,682,604)      (34)%
     State income taxes - net of federal benefit         (395,907)       (8)%
     Valuation allowance for operating loss
         carryforwards                                  2,078,818        42%
     Other                                                   (307)       --%
                                                      -----------      ----
     Effective rate                                   $       -0-       -0-%
                                                      -----------      ----

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

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

TREASURY STOCK

     In March 1998, the Company purchased 70,000 shares of its common stock for $400,000 in cash from a former consultant.

ACQUISITION OF CONSYGEN-ARIZONA

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

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


     In connection with the Acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona, in exchange for all of the issued and outstanding shares of ConSyGen-Arizona. Upon the closing of the Acquisition, ConSyGen-Texas issued additional 3,850,000 shares of common stock to various consultants for services rendered. Such shares were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. In addition, ConSyGen-Texas issued 150,000 shares of common stock to a consultant for services to be rendered. After the Acquisition, ConSyGen-Arizona's stockholders held approximately 69% of the outstanding common stock of ConSyGen-Texas.

NOTE 10 - STOCK OPTIONS

     The Company grants stock options from time to time to executives and key employees. The options are available for grant under several option plans. The plans generally cover key employees and other "Non-Employee Participants" and grants typically vest over five years and expire ten years from the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                       1999            1998
                                                    -----------     -----------

     Net Loss - as reported                         $(4,945,835)    $(3,079,064)
     Net Loss - pro forma                           $(5,857,984)    $(5,502,783)
     Basic Loss per share - as reported             $     (0.32)    $     (0.21)
     Basic Loss per share - pro forma               $     (0.38)    $     (0.37)

     Diluted loss per share on a pro forma basis is not presented because the effect of such would be anti-dilutive.

     Under the provisions of SFAS No. 123, the number of options used to determine net earnings and earnings per share under a pro forma basis were; proportionately vested options granted of 715,000 for the year ended May 31, 1999 and 1,400,969 proportionately vested options for the year ended May 31, 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended May 31:

                                                  1999                  1998
                                                  ----                  ----

     Dividend yield                               None                  None
     Volatility                                   2.806                 0.300
     Risk free interest rate                      5.75%                 7.00%
     Expected asset life                          5 years               3 years

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting or transferability restrictions. These matters were taken into consideration when estimating the fair value of the Company's options. However, the Company's options have characteristics significantly different than traded options.

     Under the various option plans, the total number of shares of common stock that may be granted is 3,500,000. At May 31,1999, 2,686,159 have been granted under those plans. In addition, during the year ended May 31, 1999, the board of directors approved the granting of 1,000,000 options to the current president and chief executive officer. Those options were exercisable at $1.50 per share, repriced to $0.50 on September 30, 1999, expire in ten years and vest over five years.

The summary of activity for the Company's stock options is presented below:

                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                         1999      Price      1998        Price
                                     -----------  -------  ------------  -------
Options outstanding at beginning
 of year                              2,633,870    $2.62    1,630,000     $3.11
Granted                               2,445,000    $1.53    1,480,000     $1.22
Exercised                               (67,448)   $1.32      (21,130)    $6.50
Terminated/Expired                   (1,445,000)   $2.10     (455,000)    $4.19
Options outstanding at end of year    2,658,421    $1.91    2,633,870     $2.62
Options exercisable at end of year    1,994,260    $2.26    1,400,969     $2.84
Options available for grant at
 end of year                            813,841               866,130

Price per share of options
 outstanding                        $0.82-$4.75          $3.50-$10.00

Weighted average remaining
 contractual lives                    7.6 years              8.9 years

Weighted average fair value of
 options granted during the year    $      0.42          $       1.73

     There were 1,555,000 options, granted in previous years that were repriced in the year ended May 31, 1999. The original exercise price on the repriced options varied from $1.75 to $5.50. The options were repriced to an exercise price of $1.50. No compensation expense was recognized due to these modifications in the year ended May 31, 1999 due to the repriced option exercise price exceeding the trading price of the Company's stock at May 31, 1999.

     The Company has issued warrants to purchase common stock. At May 31, 1998, there were 1,515,000 warrants outstanding at exercise prices ranging from $4.88 to $5.00 with a weighted average exercise price of $4.99. Of these warrants, all have expired in the year ended May 31, 1999, except for 115,000 warrants issued in connection with the issuance of the convertible debentures. These warrants have an exercise price of $5.00.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


NOTE 11 - SALES AND MARKETING

     The market for the Company's products and services consists of business and governmental organizations. The Company's sales and marketing efforts are implemented through a direct sales force, supported by promotion through articles in trade publications and trade shows that address the software maintenance market, teaming partners, distributors, and arrangements with system integrators that provide computer-related services to end users. The Company operates in one business segment.

NOTE 12 - SUBSEQUENT EVENTS

     On June 16, 1999, the Company entered into an agreement with a third party to acquire certain software. The software was represented to have unique capabilities related to data base retrieval. The Company acquired the software in connection with its attempts to move into other product lines including Internet commerce. The original purchase price for the software was $600,000. The Company had estimated at the time of purchase that an additional $275,000 would be required to complete development of the software. The Company paid $180,000 cash at the date of purchase but failed to make the $420,000 payment due on July 30, 1999. The Company received a 30 day extension of the July 30, 1999 due date by making a payment of $50,000 against the balance due and issuing 120,000 shares of common stock to the seller of the software. The Company later made a determination that the software would require significant additional development and believed that the capabilities of the software were misrepresented by the seller.

     The Company failed to make the final payment of $370,000 and the status of the software and its utilization by the Company is presently uncertain. However, it is likely that the Company will write off its investment in this software in the first quarter of fiscal 2000.

     The Company has experienced serious cash flow difficulties. The Company has borrowed funds to meet current operating obligations. Subsequent to May 31, 1999, the Company borrowed funds from board member and significant shareholder. A net proceeds to the Company under these agreements was $179,505. The repayment agreement with the lender is in the form of a non-interest bearing demand note of $96,573 and 332,500 shares of the Company's common stock.

     Subsequent to May 31, 1999, the Company also secured additional financing of $150,000 collateralized by a second mortgage on the Company's building. The Company borrowed additional funds from a third party under two separate notes, the terms of which resulting in the Company receiving net proceeds of $120,000 with repayment of $155,000 within seven days from the dates of the loans. The Company failed to make the repayment when due. Interest accrues at a rate of 2% per month on the past due balance.

     Subsequent to May 31, 1999, the Company granted 720,000 options to purchase the Company's common stock to numerous employees. The options are exercisable at $0.50 per share.