Form 10QSB
period 1999-08-31
CONSYGEN INC
filed 1999-12-29
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              Quarterly report pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 1999

                          Commission File Number: 17598


                                 CONSYGEN, INC.
             (Exact name of Registrant as specified in its charter)


           Texas                                                 76-0260145
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



 125 South 52nd Street, Tempe, Arizona                              85281
(Address of principal executive offices)                          (Zip Code)


                                 (480) 394-9100
              (Registrant's telephone number, including area code)


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

15,497,301 shares of Common Stock, $.003 par value, as of November 10, 1999.

                                 CONSYGEN, INC.

                                      INDEX

PART I FINANCIAL INFORMATION:

     Item 1. Financial Statements.

             Consolidated Balance Sheet, August 31, 1999                   2

             Consolidated Statements of Operations - Three
              Months Ended August 31, 1999 and August 31, 1998             3

             Consolidated Statements of Cash Flows - Three
              Months Ended August 31, 1999 and August 31, 1998             4

             Notes to Consolidated Financial Statements                    5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

PART II  OTHER INFORMATION

     Item 5. Other Information                                            12

     Item 6. Exhibits and Reports on Form 8-K.                            15

SIGNATURES                                                                16

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    August 31,
                                                                      1999
                                     ASSETS                        ------------
Current Assets:
  Cash and Cash Equivalents                                        $      9,413
  Restricted Cash                                                       133,264
  Accounts Receivable                                                    49,126
  Inventory                                                             319,401
  Prepaid Expenses                                                       20,096
  Other Current Assets                                                   10,425
                                                                   ------------
     Total Current Assets                                               541,724
                                                                   ------------

Property and Equipment - Net                                          1,321,005
                                                                   ------------
Other Assets:
  Debt Issuance Expense - Net                                           275,501
  Other Assets                                                           19,284
                                                                   ------------
     Total Other Assets                                                 294,785
                                                                   ------------

Total Assets                                                       $  2,157,514
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                 $    226,553
  Notes Payable                                                         237,769
  Capital Lease - Current portion                                        11,063
  Mortgage - Current portion                                             13,309
  Accrued Liabilities                                                   827,931
  Convertible debentures                                              3,500,000
                                                                   ------------
     Total Current Liabilities                                        4,816,625
                                                                   ------------

Capital lease - Long Term Portion                                        39,646
Mortgage - Long Term                                                    532,635
                                                                   ------------
     Total Liabilities                                                5,388,907
                                                                   ------------
Commitments & Contingencies

Stockholders' Equity :
  Common Stock, $.003 par Value, Authorized
   40,000,000 Shares, Issued 15,497,301 Shares
   at August 31, 1999                                                    46,492
  Additional Paid-in Capital                                         25,326,767
  Accumulated Deficit                                               (28,204,652)
  Treasury Stock, at cost (70,000 shares)                              (400,000)
                                                                   ------------
     Total Stockholders' Equity                                      (3,231,392)
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  2,157,514
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      For the Three Months
                                                        Ended August 31,
                                                 ------------------------------
                                                     1999               1998
                                                 -----------        -----------
Counterfeit Cop Revenue                          $    44,503        $        --
Software Services Revenue                             73,365            147,964
                                                 -----------        -----------
Revenues                                         $   117,868        $   147,964
                                                 -----------        -----------
Costs and Expenses:
  Cost of Sales - Cop                                  9,243
  Cost of Sales - Software Services                  204,683            226,090
  Software Development                               125,175            193,801
  Selling, General and Administrative Expenses       783,935            809,927
  Interest Expense                                    97,014             54,000
  Depreciation and Amortization                       59,010             43,650
                                                 -----------        -----------

     Total Costs and Expenses                      1,279,061          1,327,468
                                                 -----------        -----------

Loss from Operations                              (1,161,193)        (1,179,504)

Interest Income                                        5,755             53,354
Other Income                                          27,493                 --
Other Expenses                                      (287,458)                --
                                                 -----------        -----------
Net Loss                                         $(1,415,403)       $(1,126,150)
                                                 ===========        ===========

Weighted Average Common Shares Outstanding        15,416,201         15,341,093
                                                 ===========        ===========

Net Loss per Commion Share                       $     (0.09)       $     (0.07)
                                                 ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             August 31,
                                                    ---------------------------
                                                       1999             1998
                                                    -----------     -----------
Cash Flows from Operating Activities:
  Net Loss                                          $(1,415,403)    $(1,126,150)
  Adjustments to Reconcile Net Loss to
   Net Cash (Used) by Operating Activities:
     Depreciation and amortization                       60,585          43,650
     Write-off of investment in technology              230,000              --
     Changes in Operating Assets and Liabilities:
      Accounts Receivable                               (40,692)         65,742
      Inventories                                      (158,081)             --
      Prepaid Expenses and Other Assets                    (682)         (7,942)
      Accounts Payable                                  176,227         (59,389)
      Accrued Liabilities                               241,904          15,358
                                                    -----------     -----------
       Net Cash (Used) by Operating Activities         (906,142)     (1,068,731)
                                                    -----------     -----------
Cash Flows from Investing Activities:
  Utilization of certificate of deposit
   for inventory purchases                              333,944              --
  Purchases of Furniture and Equipment                  (72,497)        (69,806)
  Purchase of technology                               (230,000)             --
                                                    -----------     -----------
       Net Cash (Used) by Investing Activities           31,447         (69,806)
                                                    -----------     -----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                     14,941           5,161
  Payments of principal on loans                         (3,056)             --
  Proceeds of Loans payable -- Related Parties          147,051              --
  Payments of principal on capital lease
   obligations                                          (14,136)             --
                                                    -----------     -----------
       Net Cash Provided by Financing Activities        144,800           5,161
                                                    -----------     -----------

Net Decrease in Cash and Cash Equivalents              (729,895)     (1,133,376)

Cash and Cash Equivalents -- Beginning of Period        739,308       4,991,434
                                                    -----------     -----------

Cash and Cash Equivalents -- End of Period          $     9,413     $ 3,858,058
                                                    ===========     ===========
Supplemental Cash Flow Information:
  Cash Paid for Interest                            $    49,470     $        --
                                                    ===========     ===========
Non-Cash Financing and Investing Activities:
Issuance of Common Stock as Loan Incentive          $    20,839     $        --
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           August 31, 1999 (Unaudited)


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

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

     STOCK OPTIONS

     The Company has issued new options during the three months ended August 31, 1999. The Company has intends to compensate employees with additional options, and at August 31, 1999 720,000 options, with an exercise price of $0.50, have been granted.

NOTE 3 - Net Loss Per Share

     The computation of diluted net loss per share is not presented because conversion, exercise or contingent issuance of securities would have an antidilutive effect on loss per share.

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

     At August 31, 1999, the litigation has yet to proceed to point where any estimate can be made of the likelihood of an adverse effect on the Company's financial condition or the amount of such an effect.

NOTE 5 - DEBT

     The Company borrowed $147,000 from an officer who is its largest single shareholder. Of that amount, the Company used $50,000 for an extension of time to pay the balance on a purchased technology. The balance was used for working capital purposes. The loans have been classified as current debt in the accompanying balance sheet.

NOTE 6 - PURCHASED TECHNOLOGY

     On June 16, 1999, the Company entered into an agreement with a third party to acquire certain software. The software was represented to have unique capabilities related to data base retrieval. The Company acquired the software in connection with its attempts to move into other product lines including internet commerce. The original purchase price for the software was $600,000. The Company had estimated at the time of purchase that an additional $275,000 would be required to complete development of the software. The Company paid $180,000 cash at the date of purchase but failed to make the $420,000 payment due on July 30, 1999. The Company received a 30 day extension of the July 30, 1999 due date by making a payment of $50,000 against the balance due and issuing 120,000 shares of common stock to the seller of the software. The stock was transferred from the holdings of an officer who is the largest single shareholder. The Company later made a determination that the software would require significant additional development and believed that the capabilities of the software were misrepresented by the seller. The Company failed to make the final payment of $370,000 and the status of the software and its utilization by the Company are presently uncertain. However, the Company determined that it will not invest significant additional resources into the development of this product and has written-off its investment in this software in the first quarter of fiscal 2000.

NOTE 7 - SUBSEQUENT EVENTS

     The Company has borrowed additional funds subsequent to August 31, 1999. The Company obtained $150,000 through a loan collateralized by a second mortgage on the Company's office building and land. The Company obtained an additional $180,000 through loans from outside parties.

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

     The Company has attempted to introduce and market its Counterfeit Cop product. At August 31, 1999, there have been some sales of the Counterfeit Cop. Subsequent to August 31 1999, the Company entered into distribution agreement with a third party that has a national distribution network. The Company expects sales to begin with this third party in the third quarter of fiscal 2000.

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

     The Company is involved in material litigation. The Company has become involved in a dispute with its debenture holders. The debenture holders have filed claims against the Company and certain of its former and current officers. The litigation alleges that the Company failed to honor the debenture holders' request to convert the debt to common stock. The Company refused to honor the request because it believed there was inappropriate trading of the Company's common stock on the part of the debenture holders. The litigation if resolve in favor of the debenture holders could have a material adverse effect on the Company. The aggregate claims against the Company in this litigation is approximately $4,000,000. There could also be damages due under the terms of the debenture agreement ranging from $50,000 to $700,000. The Company has filed counter claims in this matter and intends to vigorously defend its positions. The outcome of this litigation remains uncertain. However, the Company's legal counsel in this matter is recommending alternative resolutions to litigation.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NET LOSSES. For the quarter ended August 31, 1999, the Company incurred net losses of $1,415,000, compared with net losses of $1,126,000 for the comparable prior quarter, an increase of $274,000. An explanation of these losses is set forth below.

     REVENUES. For the quarter ended August 31, 1999, the Company had operating revenue of $118,000, compared with $148,000 operating revenue for the comparable prior period. The 1998 revenue was related to several completed and in process conversion service contracts while 1999 revenue is comprised of $74,000 for Y2K and $44,000 for Counterfeit Cop.

     COST OF CONVERSION SERVICES. Cost of conversion services consists primarily of personnel costs directly related to the performance of conversion services by the Company. For the three months ended August 31, 1999, cost of conversion services were $140,000 compared with $226,090 for the comparable prior period. The decrease in cost of conversion services is primarily attributable to the reduction of staff due to decrease in Y2K business. The cost of conversion as a percentage of sales is high due to unabsorbed costs attributable to low sales volume

     SOFTWARE DEVELOPMENT EXPENSES. For the three months ended August 31, 1999, software development expenses were $427,000, compared with $194,000 for the comparable prior period. The increase in software development expenses is primarily attributable to write-off of technology purchase of approximately $230,000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the quarter ended August 31, 1999, selling, general and administrative expenses were $848,000, compared with $810,000 for the quarter ended August 31, 1998, an increase of approximately $38,000. The increase in selling, general and administrative expenses is primarily attributable to the increase in selling payroll expenses of $, XX a decrease in advertising expenses of $and legal expenses of $56,000.

         INTEREST EXPENSE. For the quarter ended August 31, 1999, interest expense was $66,000 compared with $54,000 for the comparable prior period. The current year interest expense is primarily composed of interest accrual on $3,5000,000 principal amount of the Company's 6% Convertible Debentures and $550,000 mortgage.

     DEPRECIATION AND AMORTIZATION EXPENSE. For the quarter ended August 31, 1999, depreciation expense was approximately $60,585, compared with $ 43,650 for the comparable prior period. The increase is primarily due to purchases of additional computers, furniture and building.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

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

     As of August 31, 1999, the Company had $9,000 in cash and cash equivalents, compared with approximately $739,000 at May 31, 1999. The Company had working capital deficit of approximately $4,275,000 at August 31, 1999, compared with a working capital deficit of approximately $2,861,000 at May 31, 1999, an increase in working capital deficit of approximately $1,414,000. The decrease in working capital is primarily attributable to the net loss for three months of $1,415,000. The Company had convertible debentures of $3,500,000 at August 31, 1999 and at May 31, 1999.

     The Company continues to incur significant losses. During the quarter ended August 31, 1999, the Company's operations used approximately $900,000 in cash, an average of approximately $300,000 per month. The decrease in Company's cash expenditures due to decrease in sales and marketing personnel are being offset by increase in litigation expenses. If the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility, and there can be no assurance that the Company will be able to obtain the additional capital in the form of debt or equity financing necessary to continue its operations and if no significant sales are realized. Current liabilities have increased to $4,817,000 as compared to $4,272,000 at May 31, 1999 due to accrued interest payable on convertible debentures and accrued legal fees related to the same. Accrued liabilities has also increased due to accrued payroll. Payroll has been deferred by certain officers. The Company has failed to make several scheduled payrolls. The Company has also defaulted on certain short-term debt it entered into in the second quarter of fiscal 2000. The Company incurred additional debt in the second quarter of fiscal 2000 of approximately $750,000.

     The Company does not intend to require material capital expenditures in the short term. However, as discussed above, the Company will require cash to implement its new strategic direction. In June 1999, the Company entered into an agreement with a third party to purchase certain technology. The terms of that agreement include an original purchase price for the software of $600,000. The Company had estimated at the time of purchase that an additional $275,000 would be required to complete development of the software. The Company paid $180,000 cash at the date of purchase but failed to make the $420,000 payment due on July 30, 1999. The Company received a 30 day extension of the July 30, 1999 due date by making a payment of $50,000 against the balance due and issuing 120,000 shares of common stock to the seller of the software. The Company later made a determination that the software would require significant additional development and believed that the capabilities of the software were misrepresented by the seller. The Company failed to make the final payment of $370,000. The Company has abandoned the project and wrote-off its investment in the technology.

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

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

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

     THE COMPANY'S RESULTS MAY BE ADVERSELY AFFECTED BY ITS FUTURE INTERNATIONAL OPERATIONS. The Company anticipates that international business will account for a growing portion of its revenues in 2000. The risks inherent in international markets, include:

      *  unexpected changes in regulatory requirements;
      *  difficulties in staffing and managing foreign operations;
      *  political instability; potentially adverse tax consequences;
      * potentially adverse differences in business customs, practices and norms;
      *  differences in accounting practices;
      *  longer payment cycles;
      *  problems in collecting accounts receivable;
      *  fluctuations in currency exchange rates; and
      * seasonal reductions in business activity during the summer months in Europe.

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


                                          CONSYGEN, INC.



Date: December 29, 1999                   By: /s/ A. Lewis Burridge
      -----------------                      --------------------------------
                                             A. Lewis Burridge, President
                                             (Principal Executive Officer)



Date: December 29, 1999                   By: /s/ Rajesh K. Kapur
      -----------------                      --------------------------------
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