Form 10QSB
period 1999-11-30
CONSYGEN INC
filed 2000-02-04
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly report pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended November 30, 1999

                          Commission File Number: 17598

                                 CONSYGEN, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Texas                                       76-0260145
     ------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


 125 South 52nd Street, Tempe, Arizona                       85281
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                                 (480) 394-9100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

15,497,301  shares of Common Stock, $.003 par value, as of January 31, 2000.

                                 CONSYGEN, INC.
                                      INDEX

PART I FINANCIAL INFORMATION:

     Item 1. Financial Statements.

             Consolidated Balance Sheet, November 30, 1999                     2

             Consolidated Statements of Operations - Three and six
               Months Ended November 30, 1999 and November 30, 1998            3

             Consolidated Statements of Cash Flows - Three and six
               Months Ended November 30, 1999 and November 30, 1998            4

             Notes to Consolidated Financial Statements                        5

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             8

PART II OTHER INFORMATION

     Item 5. Other Information                                                17

     Item 6. Exhibits and Reports on Form 8-K.                                17

     SIGNATURES                                                               18

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                    November 30,
                                                                        1999
                                                                   -------------
Current Assets:
    Cash and Cash Equivalents                                      $     14,327
    Restricted cash                                                      21,539
    Accounts Receivable                                                  14,243
    Inventory                                                           424,714
    Prepaid Expenses                                                     33,177
    Other Current Assets                                                    708
                                                                   ------------
              Total Current Assets                                      508,708
                                                                   ------------
Property and Equipment - Net                                          1,283,439
                                                                   ------------
Other Assets:
    Debt Issuance Expense                                               285,072
    Other Assets                                                         24,854
                                                                   ------------
              Total Other Assets                                        309,926
                                                                   ------------
Total Assets                                                       $  2,102,073
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts Payable                                               $    272,048
    Notes Payable                                                       527,450
    Capital Lease - Current portion                                       7,529
    Accrued Liabilities                                                 995,470
    Convertible debentures                                            3,500,000
                                                                   ------------
              Total Current Liabilities                               5,302,497

Capital Lease - Long Term Portion                                        39,646
Mortgage - Long Term                                                    542,777
Long-Term Debt                                                          449,397
                                                                   ------------
              Total Liabilities                                       6,334,317
                                                                   ------------
Commitments & Contingencies
Stockholders' Equity :
    Common Stock, $.003 par Value, Authorized
       40,000,000 Shares, Issued and outstanding
       15,497,301 Shares at November 30, 1999                            46,492
    Additional Paid-in Capital                                       25,326,767
    Accumulated Deficit                                             (29,205,503)
    Treasury Stock, at cost ( 70,000 shares)                           (400,000)
                                                                   ------------
              Total Stockholders' Equity                             (4,232,244)
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  2,102,073
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                              For the Three Months            For the Six Months
                                               Ended November 30,             Ended November 30,
                                         -----------------------------   ----------------------------
                                             1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
Counterfeit Cop Revenue                  $     30,412              --    $     74,915              --
Software Services Revenue                      35,023    $    324,375         108,388    $    472,339
                                         ------------    ------------    ------------    ------------
Revenues                                       65,435         324,375         183,303         472,339
                                         ------------    ------------    ------------    ------------
Costs and Expenses:
   Cost of Sales - Cop                          7,270              --          16,513              --
   Cost of Sales - Software Services           65,880         211,197         270,563         437,287
   Software Development                       190,206         157,759         315,381         351,560
   Selling, General and Administrative
               Expenses                       598,325       1,160,382       1,382,261       1,970,309
   Interest Expense                           136,113          52,500         233,127         106,500
   Depreciation and Amortization               65,992          49,078         125,002          92,728
                                         ------------    ------------    ------------    ------------
            Total Costs and Expenses        1,063,786       1,630,916       2,342,847       2,958,384
                                         ------------    ------------    ------------    ------------
Loss from Operations                         (998,351)     (1,306,541)     (2,159,544)     (2,486,045)
Interest Income                                    --          42,330           5,755          95,684
Other Income                                       --              --          27,493              --
Other Expenses                                 (2,500)             --        (289,958)             --
                                         ------------    ------------    ------------    ------------
Net Loss                                 $ (1,000,851)   $ (1,264,211)   $ (2,416,254)   $ (2,390,361)
                                         ============    ============    ============    ============

Weighted Average Common Shares
  Outstanding                              15,427,301      15,341,093      15,421,842      15,341,093
                                         ============    ============    ============    ============

Net Loss per Common Share                $      (0.06)   $      (0.08)   $      (0.16)   $      (0.16)
                                         ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      For the Six Months Ended
                                                             November 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                           $(2,416,254)   $(1,754,264)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating Activities:
      Depreciation and amortization                      126,577         69,595
      Write-off of investment in technology              230,000
      Short-term debt financing costs expensed            93,529
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                               (5,809)      (110,112)
        Inventories                                     (264,968)             0
        Prepaid Expenses and Other Assets                 (9,616)       (15,987)
        Accounts Payable                                 221,722        (50,588)
        Accrued Liabilities                              378,723         84,887
                                                     -----------    -----------
           Net Cash (Used) by Operating Activities    (1,646,096)    (1,776,469)
                                                     -----------    -----------
Cash Flows from Investing Activities:
  Utilization of certificate of
    deposit for inventory purchases                      445,669
  Purchases of Furniture and Equipment                   (68,049)       (69,806)
  Purchase of technology                                (230,000)
                                                     -----------    -----------
           Net Cash (Used) by Investing Activities       147,620        (69,806)
                                                     -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                      14,941          5,161
  Payments of principal on loans                          (6,223)            --
  Proceeds of Loans payable - Related Parties            402,450             --
  Proceeds on other notes payable                        420,868
  Payments for debt financing costs                      (40,871)
  Payments of principal on capital
    lease obligations                                    (17,670)            --
                                                     -----------    -----------
           Net Cash Provided by Financing Activities     773,495          5,161
                                                     -----------    -----------

Net Decrease in Cash and Cash Equivalents               (724,981)    (1,841,114)
Cash and Cash Equivalents - Beginning of Period          739,308      4,991,434
                                                     -----------    -----------
Cash and Cash Equivalents - End of Period            $    14,327    $ 3,150,320
                                                     ===========    ===========
Supplemental Cash Flow Information:
  Cash Paid for Interest                             $    49,470    $        --
                                                     ===========    ===========
Non-Cash Financing and Investing Activities:
  Issuance of Common Stock as Loan Incentive         $    20,839    $        --
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          November 30, 1999 (Unaudited)

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

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

         STOCK OPTIONS

     The Company has issued new options during the six months ended November 30, 1999. The Company intends to compensate employees with additional options, and at November 30, 1999 720,000 options, with an exercise price of $0.50, have been granted. No employee options were exercised in the three months ended November 30, 1999.

NOTE 3 - NET LOSS PER SHARE

     The computation of diluted net loss per share is not presented because conversion, exercise or contingent issuance of securities would have an antidilutive effect on loss per share.

NOTE 4 - LEGAL PROCEEDINGS

     On December 3, 1998, the three holders of the Company's outstanding Convertible Debentures, Sovereign Partners Limited Partnership, a Delaware limited partnership, Dominion Capital Fund, Ltd., a Bahamian Corporation, and Canadian Advantage Limited Partnership, an Ontario, Canada, Limited Partnership, commenced an action (Case No. 98CIV.8457 in the United States District Court for the Southern District of New York) against the Company for specific performance of the provisions of the Debentures which permit the holders to convert the debt evidenced by the Debentures into shares of the Company's common stock. The Debentures are described on page 10 of the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission, effective September 29, 1998. On December 28, 1998, the Company filed an answer in that action denying that, under the pertinent circumstances, the Company is obligated to effect any such conversion. The Company also filed a counterclaim against the holders, and new claims against certain agents of the holders, in the same action.

     On February 1, 1999, Stephen M. Hicks, general partner of Sovereign Partners and two of the three holders of the Company's outstanding Convertible Debentures, Sovereign Partners Limited Partnership, a Delaware limited partnership and Dominion Capital Fund Ltd., a Bahamian Corp. served an action which was filed in the United States District Court for the Southern District of New York against the Company and Thomas S. Dreaper, its former president and Chief executive officer, to recover damages for alleged intentional and calculated defamation. The Plaintiffs seek compensation from ConSyGen and Dreaper each in the amount of $1,000,000 or in such sum as the Court shall determine, together with exemplary or punitive damages.

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

     At present, given the status of the litigation and the facts and other information available to the Company, the Company is not in a position to make any estimate as to the likelihood of an adverse effect on the Company's financial condition or the amount of such an effect.

        On August 10,1999 Thomas S. Dreaper, former President and CEO of ConSyGen, Inc., served an action which was filed in the United States District Court for the District of Nevada against the Company and A. Lewis Burridge, its President and CEO to receive indemnification in regard to a lawsuit filed by ConSyGen $3.5 million debenture holder, reimbursement of legal expense he has incurred, for damages for breach of the indemnification contract in an amount in excess of $75,000 and exemplary and punitive damages in an amount in excess of $1,000,000. Due to uncertainties related to the claims filed by the debenture holders (Note 6), the outcome of this litigation cannot yet be estimated.

NOTE 5 - DEBT

     The Company borrowed $402,000 from an officer who is its largest single shareholder. Of that amount, the Company used $50,000 for an extension of time to pay the balance on a purchased technology. The balance was used for working capital purposes. The loans have been classified as long-term debt in the accompanying balance sheet.

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

NOTE 7 - SUBSEQUENT EVENTS

     The Company has borrowed additional funds subsequent to November 30, 1999. The Company obtained an additional $394,000 through loans from outside parties.

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

     The Company continues to market its Counterfeit Cop. For the three and six months ended November 30, 1999, sale of the Counterfeit Cop were $30,000 and $75,000 respectively. Subsequent to November 30 1999, the Company entered into distribution agreements with a third parties that have national distribution networks. The Company expects sales to begin with these third parties in the third quarter of fiscal 2000.

     Due to the lack of profitable operations and difficulties raising additional capital, the Company has experienced significant cash flow difficulties. During the six months ended November 30, 1999, the Company borrowed approximately $1,000,000. Some of those borrowings have come from a board member and significant shareholder and other amounts have come from lenders with the Company's office building serving as collateral on those borrowings. The Company's borrowing rate has been extremely high on some of these loans which contained premiums or stock incentives for the lenders. Even with the borrowings, the Company has had difficulties meeting its payroll and other operating obligations. The Company has fallen behind on scheduled payrolls and certain members of management have deferred taking salaries.

     The Company will continue to attempt to implement its business plan with the continuation of its Year 2000 Services, marketing and distribution of the Counterfeit Cop and introduction of new products and development of E-Commerce business. There can be no assurances that the Company will be successful in any of these areas. It has not been successful to date in producing profitable operations in its Year 2000 Services business. In addition, the Company will require significant additional capital to move forward on any of these product lines and new ventures.

     The Company is involved in material litigation. The Company continues in its dispute with its debenture holders. The debenture holders have filed claims against the Company and certain of its former and current officers. The litigation alleges that the Company failed to honor the debenture holders' request to convert the debt to common stock. The Company refused to honor the request because it believed there was inappropriate trading of the Company's common stock on the part of the debenture holders. The litigation if resolved in favor of the debenture holders could have a material adverse effect on the Company. The aggregate claims against the Company in this litigation is approximately $4,000,000. The Company has filed counter claims in this matter and intends to vigorously defend its positions. The Company will continue its defense in this matter or will attempt to negotiate a settlement with the debenture holders. The outcome of this litigation remains uncertain.

RESULTS OF OPERATIONS

     REVENUE for the three and six months ended November 30, 1999, was $65,000 and $183,000 respectively compared to $324,000 and $472,000 for comparative periods in the previous year. The decrease in revenue reflects the change in the Company's strategic direction from the Year 2000 services. The current year revenues include that for Year 2000 services of $35,000 and $108,000 for the three and six months ended November 30, 1999, respectively. Year 2000 service revenues for comparable periods in the previous year were $324,000 and $472,000, representing all revenue for those periods.

     COST OF SALES-COP, represents the cost of obtaining units from the Company's supplier. These costs represent 23% and 21% of related revenue for the three and six months ended November 30, 1998, respectively. Near term gross margins on the Counterfeit Cop may vary as the Company analyzes its pricing structure under the new distribution agreements.

     COST OF CONVERSION SERVICES was 189% and 251% of the related revenue for the for the three and six months ended November 30, 1999, respectively. Theses categories include certain fixed costs that, when allocated, are greater than the sales generated. Cost of conversion services was 65% and 93% of the related revenue for the three and six months ended November 30, 1999, respectively. The variances for fiscal 2000 reflect the changes of personnel from Year 2000 services to other product lines and research and development.

     SOFTWARE DEVELOPMENT EXPENSES. For the three and six months ended November 30, 1999, software development expenses were $190,000 and $315,000 respectively, compared with $158,000 and $352,000 for the comparable prior periods. The increase in software development expenses for the three month period ended November 30, 1999, is due to reassignment of technical personnel to research and development activities as the Company had very little in Year 2000 services. Although the Company has attempted to reduce its overall expenses, certain employees are dedicated to research and development as the Company attempts to develop new products for its new strategic direction. These personnel are assigned to development of the Company's prospective E-Commerce products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three and six months ended November 30, 1999, selling, general and administrative expenses were $598,000 and $1,382,000 respectively, compared with $1,160,000 and $1,970,309 the comparable prior periods. In general, the Company has attempted to reduce operating expenses as it experiences cash shortages. The decrease of $784,000 and $810,000 for the three and six months ended November 30, 1999, respectively is due primarily to reductions in personnel costs. Also, the Company has significantly reduced marketing expenses related to the Year 2000 services.

     INTEREST EXPENSE. For the three and six months ended November 30, 1999, interest expense was $136,000 and $233,000 compared with $53,000 and $107,000 for the comparable prior periods. The prior year interest expense is primarily composed of interest accrual on $3,5000,000 principal amount of the Company's 6% Convertible Debentures and $550,000 mortgage. However, the Company incurred significant new debt in the six months ended November 30, 1999. Some of the debt was issued at signifcant discounts. The Company issued Notes payable of approximately $685,000 and received $600,000 cash for those notes. The notes had short-term maturities so much of that discount had been amortized as interest expense at November 30, 1999.

     DEPRECIATION AND AMORTIZATION EXPENSE. For the three and six months ended November 30, 1999, depreciation expense was approximately $65,992 and $125,002 respectively, compared with $49,078 and $92,728 for the comparable prior periods. The increase is primarily due to purchases of additional computers, furniture and building improvements .

     Numerous options granted to employees were repriced by the Company in the year ended May 31, 1999. Under the Proposed Interpretation, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued by the Financial Accounting Standards Board, these constitute variable awards that may require the Company to recognize compensation expense. Subsequent to November 30, 1999, the price of the Company's common stock was consistently higher than the exercise price of these options. Some of these options were exercised in the third quarter of fiscal 2000 which will result compensation expense being recognized.

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

     As of November 30, 1999, the Company had $14,000 in cash and cash equivalents, compared with approximately $739,000 at May 31, 1999. The Company had working capital deficit of approximately $4,793,000 at November 30, 1999, compared with a working capital deficit of approximately $2,861,000 at May 31, 1999, an increase in working capital deficit of approximately $1,932,000. The decrease in working capital is primarily attributable to the net loss for the six months of $2,416,000 less new long term debt of approximately $400,000. The Company had convertible debentures of $3,500,000 at November 30, 1999 and at May 31, 1999.

     The Company's inventory balance increased to $425,000 at November 30, 1999, compared to $161,000 at May 31, 1999. The increase of $264,000 relates to a purchase commitment for units of the Counterfeit Cop. As discussed above, the Company anticipates more significant sales of the Counterfeit Cop to commence in the third quarter of fiscal 2000.

     The Company continues to incur significant losses. During the six months ended November 30, 1999, the Company's operations used approximately $1,646,000 in cash, an average of approximately $274,000 per month. The decrease in Company's cash expenditures due to decrease in sales and marketing personnel are being offset by increase in litigation expenses. If the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility, and there can be no assurance that the Company will be able to obtain the additional capital in the form of debt or equity financing necessary to continue its operations and if no significant sales are realized. Current liabilities have increased to $5,302,000 as compared to $4,272,000 at May 31, 1999 due to accrued interest payable on convertible debentures and other debt and accrued legal fees related to the same. Accrued liabilities has also increased due to accrued payroll. Payroll has been deferred by certain officers and employees. Payroll liabilities at November 30, 1999 were approximately $275,000 compared to approximately $72,000 at May 31, 1999. The Company has failed to make several scheduled payrolls. The Company incurred approximately $465,000 in new short term debt in the six months ended November 30, 1999. The Company has also defaulted on certain short-term debt it entered into in the second quarter of fiscal 2000. Subsequent to November 30, 1999, the Company incurred additional debt of approximately $394,000.

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

     Due to the Company's dispute with its debenture holders, scheduled interest payments have been accrued but not paid. The non-payment of interest represent a technical default under the terms of the debenture. If the Company's common stock is delisted from Nasdaq SmallCap, it would constitute another event of default. A remedy of default includes the holders declaring the debt immediately payable. The Company has asserted substantial claims against the debenture holders but there can be no assurance that the Company will be successful in its litigation with the Debenture Holders. The Company believes that due to the dispute, the remedies for default are also uncertain the debt is classified as short-term.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     MATERIAL LITIGATION. The Company is involved in significant material litigation, the outcome of which presently remains uncertain. If such litigation matters are resolved unfavorably, this could have a material adverse effect on the Company and its financial conditions.

     UNPROFITABLE OPERATING HISTORY AND LIMITED FINANCIAL RESOURCES. The Company has not historically been profitable, and as of November 30, 1999, had suffered cumulative operating losses aggregating over $25,000,000, and at November 30, 1999, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about the ability of the Company to continue as a going concern. During fiscal 2000, the Company expects to meet its working capital and other cash requirements with cash derived from operations and other financing as required, although there can be no assurance that the Company will generate cash from its operations in the near future or that the Company will obtain financing on acceptable terms. The Company has had difficulties meeting its payroll and other operating obligations. The Company has fallen behind on scheduled payrolls and certain members of management have deferred taking salaries. Additionally, the Company has no cash on hand. The Company must continue to improve the efficiency of its operations to achieve and maintain positive cash flow from operations. See "Business-Restructuring and New Business Focus," "- Liquidity and Capital Resources,". There is no assurance, however, that the Company will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's needs, or that the Company will be able to achieve profitability on a consistent basis.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.


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

                                        CONSYGEN, INC.

Date: February 2, 1999                  By: /s/ A. Lewis Burridge
                                            ------------------------------------
                                            A. Lewis Burridge, President
                                            (Principal Executive Officer)

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