Form 10KSB/A
period 1999-05-31
CONSYGEN INC
filed 2000-02-08
CIK 844008

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

Signature                             Title                          Date
---------                             -----                          ----

/s/ A. Lewis Burridge          President,                       February 7, 2000
------------------------       Chief Executive Officer
A. Lewis Burridge              and Director


/s/ Robert L. Stewart          Chairman and Director            February 7, 2000
------------------------
Robert L. Stewart

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConSyGen, Inc. and its subsidiary as of May 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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