Form 10QSB/A
period 1999-08-31
CONSYGEN INC
filed 2000-02-08
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the quarter ended August 31, 1999, selling, general and administrative expenses were $783,935, compared with $810,000 for the comparable prior period. The decrease of $16,000 is attributable to a decrease in the following; advertising expense of $52,581, payroll expenses of $52,833, rent expense of $10,638, in repairs of $10,754, which is offset by an increase in the following; outside services of $64,257, professional fees of $37,744 (including a decrease in employment services of $52,956, a decrease in accounting services of $29,080 and an increase in legal expense of $119,790), and employee business expense of $8,805.

         INTEREST EXPENSE. For the quarter ended August 31, 1999, interest expense was $97,014 compared with $54,000 for the comparable prior period. The current year interest expense is primarily composed of interest accrual on $3,5000,000 principal amount of the Company's 6% Convertible Debentures and $550,000 mortgage.

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

     Due to the Company's dispute with its debenture holders, scheduled interest payments have been accrued but not paid. The non-payment of interest represent a technical default under the terms of the debenture. If the Company's common stock is delisted from Nasdaq SmallCap, it would constitute another event of default. A remedy of default includes the holders declaring the debt immediately payable. The Company has asserted substantial claims against the debenture holders but there can be no assurance that the Company will be successfull in its litigation with the Debenture Holders. The Company believes that due to the dispute, the remedies for default are also uncertain. The debt is classified as short-term.

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


                                          CONSYGEN, INC.


Date: February 7, 2000                    By: /s/ A. Lewis Burridge
      ----------------                       --------------------------------
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