Form 10QSB
period 2000-02-29
CONSYGEN INC
filed 2000-04-14
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              Quarterly report pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended February 29, 2000

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

16,865,261 shares of Common Stock, $.003 par value, as of April 7, 2000.

                                 CONSYGEN, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION:

         Item 1. Financial Statements.

                 Consolidated Balance Sheet,
                   February 29, 2000                                           2

                 Consolidated Statements of Operations - Three and Nine
                   Months Ended February 29, 2000 and February 29, 1999        3

                 Consolidated Statements of Cash Flows - Three and Nine
                   Months Ended February 29, 2000 and February 29, 1999        4

                 Notes to Consolidated Financial Statements                    5

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         8

PART II  OTHER INFORMATION

         Item 5. Other Information                                            17

         Item 6. Exhibits and Reports on Form 8-K.                            17

                 SIGNATURES                                                   18

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   February 29,
                                                                       2000
                                                                   ------------
Current Assets:
  Cash and Cash Equivalents                                        $     16,691
  Restricted cash                                                            --
  Accounts Receivable                                                    27,171
  Inventory                                                             432,512
  Prepaid Expenses                                                       19,204
  Other Current Assets                                                   11,754
                                                                   ------------
              Total Current Assets                                      507,332
                                                                   ------------
Property and Equipment - Net                                          1,244,473
                                                                   ------------
Other Assets:
  Debt Issuance Expense                                                 270,997
  Other Assets                                                           35,185
                                                                   ------------
              Total Other Assets                                        306,182
                                                                   ------------
Total Assets                                                       $  2,057,987
                                                                   ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                 $    314,138
  Notes Payable                                                         737,450
  Capital Lease - Current portion                                         7,529
  Accrued Liabilities                                                 1,339,440
  Convertible debentures                                              3,500,000
                                                                   ------------
              Total Current Liabilities                               5,898,557

Capital Lease - Long Term Portion                                        39,646
Mortgage - Long Term                                                    539,516
Long-Term Debt                                                          448,708
                                                                   ------------
              Total Liabilities                                       6,926,427
                                                                   ------------
Commitments & Contingencies

Stockholders' Equity :
  Common Stock, $.003 par Value, Authorized
     40,000,000 Shares, Issued and outstanding
     15,896,420 Shares at February 29, 2000                              47,689
  Additional Paid-in Capital                                         27,857,119
  Accumulated Deficit                                               (32,373,248)
  Treasury Stock, at cost (70,000 shares)                              (400,000)
                                                                   ------------
              Total Stockholders' Equity                             (4,868,440)
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  2,057,987
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months            For the Nine Months
                                                      Ended February 29,              Ended February 29,
                                                 ----------------------------    ----------------------------
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
Counterfeit Cop Revenue                          $     29,518    $         --    $    104,433    $         --
Software Services Revenue                                  --         217,267         108,388         689,606
                                                 ------------    ------------    ------------    ------------
Revenues                                               29,518         217,267         212,821         689,606
                                                 ------------    ------------    ------------    ------------
Costs and Expenses:
  Cost of Sales - Cop                                   8,159              --          24,672              --
  Cost of Sales - Software Services                        --         213,809         270,563         651,096
  Software Development                                213,290         171,836         528,671         523,396
  Selling, General and Administrative Expenses      2,775,750         970,851       4,158,011       2,941,160
  Interest Expense                                    117,729          52,500         350,856         159,000
  Depreciation and Amortization                        63,260          49,161         188,262         141,889
                                                 ------------    ------------    ------------    ------------
             Total Costs and Expenses               3,178,188       1,458,157       5,521,035       4,416,541
                                                 ------------    ------------    ------------    ------------
Loss from Operations                               (3,148,670)     (1,240,890)     (5,308,214)     (3,726,935)

Interest Income                                            --          21,965           5,755         117,649
Other Income                                               --                          27,493
Other Expenses                                        (19,075)                       (309,033)
                                                 ------------    ------------    ------------    ------------
Net Loss                                         $ (3,167,745)   $ (1,218,925)   $ (5,583,999)   $ (3,609,286)
                                                 ============    ============    ============    ============
Weighted Average Common Shares Outstanding         16,337,703      15,434,860      15,750,809      15,419,339
                                                 ============    ============    ============    ============
Net Loss per Commion Share                       $      (0.19)   $      (0.08)   $      (0.35)   $      (0.23)
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Nine Months Ended
                                                                         February 29,
                                                                  --------------------------
                                                                     2000           1999
                                                                  -----------    -----------
Cash Flows from Operating Activities:
  Net Loss                                                        $(5,583,999)   $(3,609,286)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating Activities:
      Depreciation and amortization                                   188,261         99,605
      Write-off of investment in technology                           230,000
      Short-term debt financing costs expensed                         93,529
      Value of employee stock options under variable plan           1,750,912
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                                           (18,737)       (98,234)
        Inventories                                                  (272,766)             0
        Prepaid Expenses and Other Assets                             (16,208)        21,055
        Accounts Payable                                              263,812        (14,167)
        Accrued Liabilities                                           722,693        166,041
                                                                  -----------    -----------
               Net Cash (Used) by Operating Activities             (2,642,503)    (3,434,986)
                                                                  -----------    -----------
Cash Flows from Investing Activities:
  Utilization of certificate of deposit for inventory purchases       467,208
  Purchases of Furniture and Equipment                                (76,692)      (166,601)
  Purchase of technology                                             (230,000)
                                                                  -----------    -----------
               Net Cash (Used) by Investing Activities                160,516       (166,601)
                                                                  -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                                  794,766         89,429
  Payments of principal on loans                                      (39,484)            --
  Proceeds of Loans payable -- Related Parties                        642,450             --
  Proceeds on other notes payable                                     420,179
  Payments for debt financing costs                                   (40,871)
  Payments of principal on capital lease obligations                  (17,670)            --
                                                                  -----------    -----------
               Net Cash Provided by Financing Activities            1,759,370         89,429
                                                                  -----------    -----------
Net Decrease in Cash and Cash Equivalents                            (722,617)    (3,512,158)

Cash and Cash Equivalents -- Beginning of Period                      739,308      4,991,434
                                                                  -----------    -----------
Cash and Cash Equivalents -- End of Period                        $    16,691    $ 1,479,276
                                                                  ===========    ===========
Supplemental Cash Flow Information:
  Cash Paid for Interest                                          $    72,268    $        --
                                                                  ===========    ===========
Non-Cash Financing and Investing Activities:
  Issuance of Common Stock as Loan Incentive                      $    20,839    $        --
                                                                  ===========    ===========
  Equipment acquired under capital lease                                         $    49,969
                                                                                 ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          February 29, 2000 (Unaudited)


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

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

     STOCK OPTIONS

     The Company issued stock options to employees that were later repriced. In accordance with APB No. 25, these options are now classified as variable awards. On the basis of the price of the Company's common stock at February 29, 2000, the intrinsic value of those options was recognized as compensation expense in the three months ended February 29, 2000. The intrinsic value was determined to be $1,750,912. The Company intends to continue to compensate employees with stock options.

NOTE 3 - NET LOSS PER SHARE

     The computation of diluted net loss per share is not presented because conversion, exercise or contingent issuance of securities would have an antidilutive effect on loss per share.

NOTE 4 - LEGAL PROCEEDINGS

     On December 3, 1998, the three holders of the Company's outstanding 6% Convertible Debentures Due May 29, 2003 (the "Debentures"), Sovereign Partners

Limited Partnership, a Delaware limited partnership, Dominion Capital Fund, Ltd., a Bahamian Corporation, and Canadian Advantage Limited Partnership, an Ontario, Canada, Limited Partnership (together the "Debenture Holders"), commenced an action (Case No. 98CIV.8457 in the United States District Court for the Southern District of New York; the "Debenture Litigation") against the
Company for specific performance of the provisions of the Debentures which permit the holders to convert the debt evidenced by the Debentures into shares of the Company's common stock. The Debentures are described on page 10 of the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission, effective September 29, 1998 (SEC File No. 333-61869).

On February 1, 1999, Stephen M. Hicks, general partner of Sovereign Partners and two of the three Debenture Holders, Sovereign Partners Limited Partnership and Dominion Capital Fund Ltd., served an action which was filed in the United States District Court for the Southern District of New York against the Company and Thomas S. Dreaper, its former president and chief executive officer (the "New York Defamation Litigation"), to recover damages for alleged intentional and calculated defamation. The plaintiffs sought compensation from the Company and Dreaper each in the amount of $1,000,000 together with exemplary or punitive damages. On February 4, 1999, Thomson Kernaghan & Co. Limited and Mark E. Valentine served an action which was filed in the Ontario Court (General Division) against the Company, Thomas S. Dreaper, and Rajesh K. Kapur its former chief financial officer, to recover damages for alleged defamation (the "Ontario Defamation Litigation"; the New York Defamation Litigation and the Ontario Defamation Litigation are together referred to as the "Defamation Litigation"). The plaintiffs sought compensation from the Company, Dreaper and Kapur jointly and severally each in the amount of $2,000,000 for general damages, and other relief.

Based upon the Company's due diligence and the discovery that has been conducted in the Debenture Litigation and the Defamation Litigation, the Company has now determined that there was, and is, no basis in fact for the statements made by the Company, through its former management and other representatives, alleging wrongdoing by the plaintiffs in the Debenture Litigation and the Defamation Litigation (the "Plaintiffs"). Therefore, the Company has concluded that there was no actionable conduct by the Plaintiffs with respect to the Company or its shareholders. In recognition and acknowledgement of this fact and the Company's undisputed financial obligations to the Debenture Holders, the Company has reached a settlement with the Plaintiffs and has entered into a Settlement Agreement dated April 11, 2000, with the Plaintiffs, including the Debenture Holders (the "Settlement Agreement"). If the Company honors its obligations under the Settlement Agreement and the Debentures, the settlement will fully and finally resolve the Debenture Litigation and the Defamation Litigation.

Under the Settlement Agreement, the Company has agreed to honor the terms of the Debentures (and the related common stock purchase warrants) and to convert the principal and accrued interest on the Debentures into common stock of the Company as the Debenture Holders request such conversion and as permitted under the Debentures. As of April 13, 2000, $800,000 in principal amount of the Debentures has been converted into shares of common stock of the Company in partial implementation of the settlement. In addition, the Company has agreed to pay (in common stock to be issued as the Debentures are converted) an additional $350,000 in liquidated damages, which amount has been accrued in the third quarter. The Debenture Holders have agreed to limit their aggregate daily sales of common stock of the Company to the greater of (i) 25% of the higher of the previous day's trading volume or the current day's trading volume, (ii) an amount worth $20,000 or (iii) 20,000 shares, and have further agreed not to engage in "short sales" of the Company's common stock. The Company has agreed to cooperate with the Debenture Holders so that they can sell the maximum number of shares of common stock of the Company allowed under the Settlement Agreement and Rule 144, and has further agreed to take actions to provide and make available to the Plaintiffs facts and information pertaining to the subject matter of the Defamation Litigation and other related matters as specified in the Settlement Agreement. The Company is also obligated to maintain its common stock listed for trading with the over-the-counter bulletin board, to comply with its reporting obligations under the Securities Exchange Act of 1934 and to refrain from any statement contradicting or repudiating the Settlement Agreement or accusing the Plaintiffs of wrongdoing. In the event of a default by the Company under the Settlement Agreement, the Company would immediately become obligated to pay to the Debenture Holders in cash (i) $200,000 in legal fees together with (ii) the unconverted portion of the $350,000 liquidated damages and principal and interest owed pursuant to the Debentures, and the Plaintiffs could enter a stipulated judgment against the Company for that amount.

On August 10, 1999 Thomas S. Dreaper, former president and chief executive officer of the Company, served an action which was filed in the United States District Court for the District of Nevada against the Company and A. Lewis Burridge, its current President and CEO, seeking indemnification and reimbursement of legal expenses in connection with the Defamation Litigation, for damages for breach of his indemnification agreement with the Company, and for exemplary and punitive damages in an amount in excess of $1,000,000. Although the Company believes that the settlement of the Defamation Litigation substantially mitigates potential damages in the litigation brought by Dreaper, the outcome of this litigation, and its potential financial impact on the Company, cannot yet be estimated.

NOTE 5 - DEBT

     In the nine months ended February 29, 2000, the Company borrowed $147,000 from an officer who is its largest single shareholder. Of that amount, the Company used $50,000 for an extension of time to pay the balance on a purchased technology. The balance was used for working capital purposes. The loans have been classified as current debt in the accompanying balance sheet.

     The Company has also secured additional debt collateralized by the Company's office building.

NOTE 6 - PURCHASED TECHNOLOGY

     On June 16, 1999, the Company entered into an agreement with a third party to acquire certain software. The software was represented to have unique capabilities related to data base retrieval. The Company acquired the software in connection with its attempts to move into other product lines including Internet commerce. The original purchase price for the software was $600,000. The Company had estimated at the time of purchase that an additional $275,000 would be required to complete development of the software. The Company paid $180,000 cash at the date of purchase but failed to make the $420,000 payment due on July 30, 1999. The Company received a 30 day extension of the July 30, 1999 due date by making a payment of $50,000 against the balance due and issuing 120,000 shares of common stock to the seller of the software. The stock was transferred from the holdings of an officer who is the largest single shareholder. The Company later made a determination that the software would require significant additional development and believed that the capabilities of the software were misrepresented by the seller. The Company failed to make the final payment of $370,000. The Company has determined that it will not invest significant additional resources into the development of this product and has written-off its investment in this software in the first quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in the Report. The Company and its wholly-owned subsidiary, ConSyGen-Arizona, are herein collectively referred to as the "Company."

OVERVIEW

The Company is no longer marketing its Year 2000 Conversion Services. The Company is still capable of performing Year 2000 work if solicited by clients, but the Company's business model has changed, and Year 2000 business opportunities are no longer apparent.

     The Company continues to market its Counterfeit Cop. For the three and nine months ended February 29, 2000, sales of the Counterfeit Cop were $30,000 and $104,000 respectively. The Company has entered into distribution agreements with third parties that have national distribution networks. The Company intends to actively market this product through this distribution channel.

     The Company is introducing a new "E-Commerce" product. The Company is seeking strategic domestic and international joint venture partners to launch this new product line. The company has signed a memorandum of understanding with an Australian partner and has registered a new Delaware corporation as a holding company. The company expects to formalize the Australian joint venture during the fourth quarter, and to sign at least one domestic partnership agreement.

     Due to the lack of profitable operations and difficulties raising additional capital, the Company has experienced significant cash flow difficulties. Subsequent to May 31, 1999, the Company has borrowed approximately $1,200,000. Some of those borrowings have come from a board member and significant shareholder and other amounts have come from lenders with the Company's office building serving as collateral on those borrowings. Even with the borrowings, the Company has had difficulties meeting its payroll and other operating obligations. The Company has fallen behind on scheduled payrolls and certain members of management deferred taking salaries during the quarter.

     The Company will continue to attempt to implement its business plan with the marketing and distribution of the Counterfeit Cop and introduction of new products and development of the E-Commerce business. The company believes that its new technology is extremely valuable. Although the Company will require additional capital to move forward on these product lines and new ventures, the company has already entered into a memorandum of understanding with an Australian partner. The Company believes that partnerships of this type around the world are feasible, and is currently negotiating several contracts around the world.

     The Company has been involved in material litigation with holders (the "Debenture Holders") of the Company's 6% Convertible Debentures Due May 29, 2003 (the "Debentures"). In 1998, the Debenture Holders filed a lawsuit against the Company based upon the Company's failure to honor the Debenture Holders' requests to convert the Debentures to common stock (the "Debenture Litigation"). In January 1999, the Debenture Holders and other plaintiffs (together the "Plaintiffs") filed related lawsuits against the Company and certain former officers of the Company, and others, to recover damages for alleged intentional and calculated defamation (the "Defamation Litigation"). Subsequent to February 29, 2000, the Company has entered into a definitive Settlement Agreement with the Plaintiffs to settle the Debenture Litigation and the Defamation Litigation. If the Company honors its obligations under the Settlement Agreement and the Debentures, the settlement will fully and finally resolve the Debenture Litigation and the Defamation Litigation. Under the Settlement Agreement, the Company has agreed to honor the terms of the Debentures (and the related common stock purchase warrants) and to convert the principal and accrued interest on the Debentures into common stock of the Company as the Debenture Holders request such conversion and as permitted under the Debentures. As of April 13, 2000, $800,000 in principal amount of the Debentures has been converted into shares of common stock of the Company in partial implementation of the settlement. In addition, the Company has agreed to pay (in common stock to be issued as the Debentures are converted) an additional $350,000 in liquidated damages, which amount has been accrued in the third quarter. The Company has agreed to perform additional non-monetary obligations under the Settlement Agreement which, while they represent material terms of the Settlement Agreement, management of the Company believes the Company can successfully perform without a material adverse financial impact on the Company.

     The Company is involved in material litigation with a former officer and director of the Company relating to a claim for indemnification and reimbursement of legal expenses in connection with the Defamation Litigation and for damages, including substantial exemplary and punitive damages. Although the Company believes that the settlement of the Defamation Litigation substantially mitigates potential damages in this litigation, the outcome of this litigation, and its potential financial impact on the Company, cannot yet be estimated.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NET LOSSES. For the three and nine months ended February 29, 2000, the Company incurred net losses of $3,168,000 and $5,584,000, respectively, compared with net losses of $1,219,000 and $3,609,000 for the comparable prior periods, an increase of $1,949,000 and $1,975,000, respectively. An explanation of these losses is set forth below.

REVENUE for the three and nine months ended February 29, 2000, was $30,000 and $213,000 respectively compared to $217,000 and $690,000 for comparative periods in the previous year. The decrease in revenue reflects the change in the Company's strategic direction from the Year 2000 services. The current year revenues include that for Year 2000 services of $-0- and $108,000 for the three and nine months ended February 29, 2000, respectively. Year 2000 service revenues for comparable periods in the previous year were $217,000 and $690,000, representing all revenue for those periods. The company is no longer marketing it's Year 2000 conversion services, and has transferred all of the employees working on these services to other projects.

The Company is beginning its efforts to move the Counterfeit Cop through the distribution channels it has established with certain national distributors. Through the end of February, the volume of Counterfeit Cop sales had yet to provide significant contribution to the Company's operations.

COST OF SALES-COP, represents the cost of obtaining units from the Company's supplier. These costs represent 28% and 24% of related revenue for the three and nine months ended February 29, 2000, respectively. Near term gross margins on the Counterfeit Cop will increase as the Company negotiates different pricing structures under the new distribution agreements.

COST OF CONVERSION SERVICES was 251% of the related revenue for the nine months ended February 29, 2000, respectively. These categories include certain fixed costs that, when allocated, are greater than the sales generated. Cost of conversion services was 65% and 93% of the related revenue for the three and nine months ended February 29, 2000, respectively. The variances for fiscal 2000 reflect the much lower revenue volume and changes of personnel from Year 2000 services to other product lines and research and development.

SOFTWARE DEVELOPMENT EXPENSES. For the three and nine months ended February 29, 2000, respectively, software development expenses were $213,000 and $529,000, compared with $172,000 and $523,000 for the comparable prior periods. The increase in software development expenses is primarily attributable to write-off of technology purchase of approximately $230,000 in the nine months ended February 29, 2000 and development associated with new E-commerce products. The Company reduced its overall expenses, yet certain employees are dedicated to research and development as the Company develops new products for its new strategic direction. These personnel are assigned to development of the Company's prospective E-Commerce products. The Company intends to begin capitalizing certain software development costs when proprietary software products have reached technological feasibility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,776,000 and $4,158,000 for the three and nine months ended February 29, 2000, respectively compared with $971,000 and $2,941,000 for the comparable prior periods, an increase of approximately $1,805,000 and $1,217,000 for the three and nine month periods respectively. The increase in selling, general and administrative expenses in the three-month period is primarily attributable to $1,751,000 associated with the value of employee stock options under variable awards. In general, the Company has reduced operating expenses as a result of implementing its new business model. Also, the Company has significantly reduced marketing expenses related to the Year 2000 services.

INTEREST EXPENSE. For the three and nine months ended February 29, 2000, interest expense was $118,000 and $351,000 compared with $53,000 and $159,000 for the comparable prior periods. The prior year interest expense is primarily composed of interest accrual on $3,5000,000 principal amount of the Company's 6% Convertible Debentures and $550,000 mortgage. However, the Company incurred significant new debt in the nine months ended February 29, 2000. Some of the debt was issued at significant discounts. The Company issued Notes payable of approximately $685,000 and received $600,000 cash for those notes. These notes had short-term maturities so much of that discount had been amortized as interest expense.

     DEPRECIATION AND AMORTIZATION EXPENSE. For the three and nine months ended February 29, 2000, depreciation expense was approximately $63,000 and $188,000 respectively, compared with $49,000 and $142,000 for the comparable prior periods. The increase is primarily due to purchases of additional computers, furniture and building improvements.

     Numerous options granted to employees were repriced by the Company in the year ended May 31, 1999. Under the Proposed Interpretation, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued by the Financial Accounting Standards Board, these constitute variable awards that may require the Company to recognize compensation expense. The price of the Company's common stock has recently been consistently higher than the repriced exercise price of these options.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has suffered material operating losses. Due to lack of ongoing substantive revenue, the Company has not had adequate working capital and since May 31, 1999, cash has almost exclusively come from borrowings and private sales of the Company's common stock. The Company is attempting to raise sufficient equity capital to meet its current obligations and to implement its new business plan. The company expects to fund operations in the fiscal fourth quarter through sales of its Counterfeit Cop products.

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

     As of February 29, 2000, the Company had $17,000 in cash and cash equivalents, compared with approximately $739,000 at May 31, 1999. The Company had working capital deficit of approximately $5,391,000 at February 29, 2000, compared with a working capital deficit of approximately $2,848,000 at May 31, 1999, an increase in working capital deficit of approximately $2,543,000. The decrease in working capital is primarily attributable to the net loss for the nine months of $3,805,000 less new long term debt of approximately $450,000 and $795,000 in new equity. The Company had convertible debentures of $3,500,000 at February 29, 2000, and at May 31, 1999. Under the terms of the settlement with the holders of the Company's convertible debentures, the debentures may be converted into common stock at the debenture holders' request. As of April 13, 2000, $800,000 in principal amount of the debentures has been converted into shares of common stock of the Company in partial implementation of the settlement.

     The Company had net cash used from operations of $2,642,000 for the nine months ended February 29, 2000, an average of approximately $294,000 per month. There were non-cash expenses of approximately $2,263,000. The Company utilized restricted cash to increase its inventory levels. The Company's accounts payable and accrued liabilities increased by $636,000 in the nine months ended February 29, 2000.

     The Company's inventory balance increased to $433,000 at February 29, 2000, compared to $161,000 at May 31, 1999. The increase of $272,000 relates to a purchase commitment for units of the Counterfeit Cop. As discussed above, the Company anticipates more significant sales of the Counterfeit Cop to commence in the short term. The Company has completed its obligation to the Asian supplier of the original minimum order and no longer is required to maintain a fully collateralized letter of credit.

     If the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility. Current liabilities have increased to $5,899,000 at February 29, 2000, as compared to $4,259,000 at May 31, 1999 due to accrued interest payable on convertible debentures and other debt and accrued legal fees related to the same. Accrued liabilities have also increased due to accrued payroll. During the quarter certain officers and employees deferred taking salary, although they were all receiving regular payroll checks at quarter's end. Payroll liabilities at February 29, 2000 were approximately $238,000 compared to approximately $72,000 at May 31, 1999. The Company incurred approximately $610,000 in new short-term debt in the nine months ended February 29, 2000.

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

     Due to the Company's dispute with its debenture holders, scheduled interest payments have been accrued but not paid. However, as discussed above, the Company has entered into a Settlement Agreement with its debenture holders. If the Company honors its obligations under the Settlement Agreement and the debentures, the settlement will fully and finally resolve the dispute and will allow for all principal and interest due under the debentures to be converted into common stock of the Company as the debenture holders request such conversion and as permitted under the debentures. If the Company defaults under the Settlement Agreement, the debenture holders may declare the unconverted portion of the debt immediately payable.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     MATERIAL LITIGATION. The Company is involved in material litigation, the outcome of which presently remains uncertain. If such litigation matters are resolved unfavorably, this could have a material adverse effect on the Company and its financial condition.

     UNPROFITABLE OPERATING HISTORY AND LIMITED FINANCIAL RESOURCES. The Company has not historically been profitable, and as of May 30, 1999, had suffered cumulative operating losses aggregating over $25,000,000, and at May 30, 1999, had a net capital deficiency and a net working capital deficiency. These conditions raise substantial doubts about the ability of the Company to continue as a going concern. During fiscal 2000, the Company expects to meet its working capital and other cash requirements with cash derived from operations and other financing as required. The Company has had difficulties meeting its payroll and other operating obligations. Additionally, the Company has minimal cash on hand. The Company must continue to improve the efficiency of its operations to achieve and maintain positive cash flow from operations. See "Business-Restructuring and New Business Focus," "- Liquidity and Capital Resources."

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

     THE COMPANY IS DEPENDENT ON ITS NEW STRATEGIC DIRECTION TO REPLACE REVENUES FROM ITS YEAR 2000 AND COUNTERFEIT COP BUSINESS. Until the development of the Company's new businesses, the Company will derive substantially all of its revenues from its Counterfeit COP business. Management has discontinued marketing the Year 2000 business, but expects the Counterfeit COP business to be exceptionally strong in the next few years. The company has signed three "Master Distributors" and is negotiating with several more. The terms of each Master Distributor contract indicate that each one will provide over $1,000,000 in annual revenue. The company has been so successful in negotiating these contracts that it has begun to insert penalty clauses into each contract, thereby guaranteeing the revenue. The company recently hired a new managing director to oversee the Counterfeit Cop business.

     In order for the Company to sustain its viability in the next few years, it will need to develop new products. The successful development of any new products is dependent on a number of factors, including availability of cash, the Company's ability to develop acceptable products, anticipate the future changes and demands of applicable markets, retrain or hire necessary personnel, and the Company's ability to provide sufficient capital either from internally generated revenues or external sources to properly fund the development of new products. Also, if the Company does not complete the development of new products, it will need to seek other opportunities to replace the revenues generated by its Year 2000 and Counterfeit COP business. If the Company is unable to complete the development of new products or find other sources of revenues, it could have a material adverse affect on the Company's business, results of operations and financial condition. The Company believes that it is making progress on its E-Commerce products and is presently seeking strategic and joint venture partners.

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

     THE COMPANY MAY NOT BE ABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE. Rapid technological change characterizes the markets for Internet professional services and Year 2000 services. The Company's future success will depend significantly on its ability to improve existing services and products, offer new services, and develop and market new products and services. The Company's failure to adequately and timely respond to changing technology could result in material adverse effects to its business, results of operations and financial condition. However, the Company believes that it's new technology is well ahead of the market. The company cites the favorable terms of the initial Australian joint venture as validation of its beliefs.

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

     THE COMPANY MAY NOT BE ABLE TO DEVELOP SUCCESSFUL PRODUCTS. The Company plans to develop new products. Although the Company has already begun negotiations for one joint venture agreement for it's new technology, this plan will require significant expenditures of resources to complete the development effort. Any delays in developing and releasing new products could have a material adverse effect on the Company's business, results of operations and financial condition.

     THE  COMPANY  MAY BE  ADVERSELY  AFFECTED  IF IT IS NOT ABLE TO ATTRACT AND
RETAIN QUALIFIED PROFESSIONALS. The future success of the Company's new strategic direction will depend on its ability to attract, train, motivate and retain personnel who provide the Internet strategy, technology, marketing, and creative skills required by clients. The Company believes that there is a shortage of, and significant competition for, professionals with the advanced technological skills necessary to perform the services related to E-Commerce products and services. The Company has transferred employees from its Year 2000 business to its E-Commerce business. The transition will require training in new technology and new skills sets applicable to E-Commerce technology. Once trained, such individuals will be in higher demand because of their new skill set. Additionally, not all of the Company's current personnel will be able to acquire the skills necessary to transition to the Company's new business. The Company cannot be certain that it will be successful in attracting, transitioning or retaining qualified technological personnel in the future. The Company's failure to do so could have a material adverse affect on its ability to deliver and enhance its services.

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

                          PART II --- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The list of Exhibits which are filed with this report or incorporated by reference herein is set forth in the Exhibit Index that appears following the signature page, which Exhibit Index is incorporated herein by this reference.

(b)  Reports on Form 8-K.

     The Company filed form 8-K on 12/30/98, which reported a legal action against the Company, on December 3, 1998, for specific performance of the provisions of the Debentures which permit the holders to convert the debt evidenced by the debentures into shares of the Company's common stock. On December 28, 1998, the Company filed an answer in that action denying that, under the pertinent circumstances, the Company is obligated to effect any such conversion. The Company also filed a counterclaim against the holders, and new claims against certain agents of the holders, in the same action, alleging that the holders and the agents made material misrepresentations in connection with the purchase and sale of the Debentures and made unlawful short sales of the Company's common stock. The Company filed form 8-K on March 22, 2000, detailing the settlement term sheet agreed to with the debenture holders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONSYGEN, INC.

Date: April 13, 2000                    By: /s/ A. Lewis Burridge
                                            ------------------------------------
                                            A. Lewis Burridge, President
                                            (Principal Executive Officer)

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

4.6 Form of Subscription Agreement used in connection with Rule 506 sale of 152,000 shares for gross proceeds of $882,500. (1)

4.7 Form of Common Stock Purchase Warrant to purchase 200,000 shares issued to consultant, Howard R, Baer, on August 1, 1997. (1)

4.8 Form of Common Stock Purchase Warrant to purchase 100,000 shares issued to Howard R, Baer's designee, Kevin C. Baer, on August 1, 1997.
          (1)

4.9 Subscription Agreement used in connection with Rule 506 sale of 900,000 shares for gross proceeds of $5,276,250. (3)


4.10 Form of Subscription Agreement used in connection with issuance of 30,747 shares in payment of indebtedness in the aggregate amount of $250,575. (3)

4.11 Common Stock Purchase Warrant to purchase 100,000 shares issued to a consultant's designee, Irvington International Limited, as of November 10, 1997. (3)

4.12 Agreement dated as of July 17, 1998 between the Registrant and Tom S. Dreaper relating to employment and grant of options to purchase 1,000,000 shares of common stock of the Registrant. (6)

4.13 Amendment dated August 13, 1998, to 6% Convertible Debenture Subscription Agreement and related Registration Rights Agreement dated May 29, 1998, filed as Exhibit 4.13 to the Registrant's Registration Statement on Form S-3, File No. 333-61869, and incorporated herein by reference.

10.7      Registrant's 1996 Non-Qualified Stock Option Plan. (2)


10.8      Registrant's  Amended and  Restated  1997  Non-Qualified  Stock Option
          Plan. (7)

10.9 Consulting Agreement between the Registrant and M.H. Meyerson & Co., Inc. dated August 19, 1996. (5)

10.10 Form of Indemnification Contract between the Registrant and each executive officer and director of the Registrant. (3)

10.11 Agreement between the Registrant and Carriage House Capital, Inc., effective as of September 1, 1997, terminating all existing agreements between the Registrant and Carriage House Capital, Inc., and its affiliates. (3)

10.12 Settlement Term Sheet between the Registrant and the Debenture Parties dated March 8, 2000, filed as Exhibit 10.12 to the Registrant's Current Report on Form 8-K dated March 8, 2000 and incorporated herein by reference.

21 List of Subsidiaries of the Registrant -- filed as Exhibit number 21 to the Registrant's Annual Report on Form 10-K for the year ended May 29, 1999, and incorporated herein by reference

27        Financial Data Schedule. *

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

(6)  Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Annual Report on Form 10-K for the year ended May 31, 1998, and incorporated herein by reference.

(7) Filed as an Exhibit No. 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, and incorporated herein by reference.

*    Filed herewith