Form 10KSB/A
period 1999-05-31
CONSYGEN INC
filed 2000-05-03
CIK 844008

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended May 31, 1999

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission File Number 0-17598


                                 CONSYGEN, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 TEXAS                                           76-0260145
    -------------------------------                          -------------------
    (State or Other Jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)

    125 SOUTH 52ND STREET, TEMPE, AZ                               85281
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (480) 394-9100
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

              Securities registered under Section 12(b) of the Act:

          Title of Each Class                Name of Each Exchange on Which
          To Be So Registered                Each Class Is To Be Registered
          -------------------                ------------------------------

     -----------------------------           ------------------------------

     -----------------------------           ------------------------------

             Securities registered under Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.003
                          -----------------------------
                                (Title of Class)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $742,134.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as quoted on the Over the Counter Bulletin Board as of December 20, 1999, was approximately $0.6875. The number of shares of common stock, $.003 par value per share, outstanding at that date was 15,474,301 shares.

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors that May Affect Future Results" of this Form 10-KSB.

Part II, Item 7, "Financial Statements", is hereby amended and restated to include the report of Wolinetz, Gottlieb & Lafazan, P.C., the Company's former independent accountants. No other changes were made to the financial statements or notes thereto. The consolidated financial statements as amended and restated begin on page F-1 of this Annual Report on Form 10-KSB and follow the signature page of this amendment.

Part IV, Item 13, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K", is hereby amended and restated as follows:

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Report of King, Weber & Associates, P.C., Independent Accountants

          Report of Wolinetz, Gottlieb & Lafazan, P.C., Independent Accountants

          Consolidated Balance Sheets as of May 31, 1999.

          Consolidated Statements of Operations for year ended May 31, 1999 and May 31, 1998.

          Consolidated Statements of Stockholders' Deficit for the year ended May 31, 1999 and May 31, 1998.

          Consolidated Statements of Cash Flows for the year ended May 31, 1999 and May 31, 1998.

          Notes to Consolidated Financial Statements.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSYGEN, INC.

                                        By: /s/ Eric J. Strasser
                                            ------------------------------------
                                            Eric J. Strasser, Vice President
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

Dated: May 2, 2000

                          Annual Report on Form 10-KSB
                               Item 7, Item 13(a)

                        ---------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                        ---------------------------------

                             YEAR ENDED MAY 31, 1999

                                 ConSyGen, Inc.

                                 TEMPE, ARIZONA

                   Index to Consolidated Financial Statements


                                                                     Page Number
                                                                     -----------
Report of King, Weber & Associates, P.C., Independent Accountants        F-2

Report of Wolinetz, Gottlieb & Lafazan, P.C., Independent Accountants    F-2A

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring material losses from operations has material current debt and is involved in material litigation, for which outcome is uncertain. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ KING, WEBER & ASSOCIATES, P.C.


Phoenix, Arizona
August 5, 1999
(except for Note 12, as to which
the date is November 3, 1999)

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
ConSyGen, Inc. (A Texas Corporation)

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for year ended May 31, 1998 of ConSyGen, Inc. (a Texas Corporation) and its subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended May 31, 1998 of ConSyGen, Inc. (a Texas Corporation) in conformity with generally accepted accounting principles.

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


                                        /s/ WOLINETZ, GOTTLIEB & LAFAZAN, P.C.


Rockville Centre, New York
July 17, 1998

                                      F-2A

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                      May 31,
                                                                       1999
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

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For The Year Ended May 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Revenues                                           $    742,134    $    814,835
                                                   ------------    ------------
Costs and Expenses:
  Cost of Conversion Services                           773,953         353,076
  Software Research and Development                     622,134       1,045,847
  Selling, General and Administrative Expenses        3,992,074       2,297,262
  Interest Expense                                      227,046         164,504
  Depreciation and Amortization                         203,863         172,191
                                                   ------------    ------------

        Total Costs and Expenses                      5,819,070       4,032,880
                                                   ------------    ------------

Loss from Operations                                 (5,076,936)     (3,218,045)

Interest Income                                         131,131         138,981
                                                   ------------    ------------

Net Loss                                           $ (4,945,805)   $ (3,079,064)
                                                   ============    ============
Loss Per Common Share:
  Weighted Average Common Shares Outstanding         15,363,146      14,765,559
                                                   ============    ============

   Net Loss Per Common Share - Basic               $      (0.32)   $      (0.21)
                                                   ============    ============
   Net Loss Per Common Share - Diluted             $      (0.32)   $      (0.21)
                                                   ============    ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 1999 AND 1998


                                          Common Stock          Additional                                     Total
                                     -----------------------     Paid-In       Accumulated     Treasury     Stockholders'
                                       Shares       Amount       Capital         Deficit         Stock     Equity (Deficit)
                                     -----------   ---------   ------------    ------------    ----------    ------------
Balance - June 1, 1997                13,796,231   $  41,389   $ 16,936,467    $(18,697,364)           --    $ (1,719,508)

 Issuance of Common Stock
   - Private Placements - Net of
     Finders' Fees                     1,172,000       3,516      6,908,966              --            --       6,912,482

 Issuance of Common Stock -
   Finders' Fees on Sale of               35,100         105           (105)             --            --              --
   Common Stock

 Issuance of Common Stock -
   Services and other                     24,000          72        129,828              --            --         129,900

 Issuance of Common Stock as
   Payment of Debt                       339,280       1,018      1,087,282              --            --       1,088,300

 Issuance of Common Stock -
   Stock Options Exercised                21,130          63         21,067              --            --          21,130

 Issuance of Common Stock as
   Payment of Debt - Related Parties      19,912          60        162,215              --            --         162,275

 Interest on Loans                            --          --         13,590              --            --          13,590

 Expenses of Stock offerings                  --          --       (125,000)             --            --        (125,000)

 Purchase of Treasury stock,
   at cost (70,000) Shares                    --          --             --              --      (400,000)       (400,000)

 Net Loss                                     --          --             --      (3,079,064)           --      (3,079,064)

Balance - May 31, 1998                15,407,653   $  46,223   $ 25,134,310    $(21,776,428)   $ (400,000)   $  3,004,105
                                     -----------   ---------   ------------    ------------    ----------    ------------
 Issuance of Common Stock -
   Stock Options Exercised                67,448         202         89,728              --            --          89,930

 Net Loss                                     --          --             --      (4,945,805)           --      (4,945,805)

Balance - May 31, 1999                15,475,101   $  46,425   $ 25,224,038     (26,722,233)   $ (400,000)   $ (1,851,770)

The accompanying notes are an integral part of the financial statements

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For The Year Ended May 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Cash Flows from Operating Activities:
 Net Loss                                            $(4,945,805)   $(3,079,064)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
   Depreciation                                          140,962         77,747
   Stock Issued for Services and Other                        --        129,900
   Increase in Allowance for Doubtful Accounts                --         29,000
   Amortization of Debt Issuance Expense                  62,901         94,444
   Loan Interest  - Additional Paid-in Capital                --         13,590
   Changes in Operating Assets and Liabilities:
    Restricted Cash                                     (467,208)            --
    Accounts Receivable                                  329,758       (367,192)
    Inventory                                           (161,320)            --
    Prepaid Expenses and Other Assets                    (22,436)       (30,810)
    Accounts Payable                                     (83,831)        71,453
    Accrued Liabilities                                  428,716        (96,759)
    Deferred Revenues                                         --             --

        Net Cash (Used) by Operating Activities       (4,718,263)    (3,157,691)
                                                     -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures                                  (240,638)    (1,213,558)
                                                     -----------    -----------

        Net Cash (Used) by Investing Activities         (240,638)    (1,213,558)
                                                     -----------    -----------
Cash Flows from Financing Activities:
 Proceeds of Debt Financings                             620,640      3,500,000
 Proceeds from Sale of Common Stock                           --      7,238,752
 Finders' Fees Paid on Sales of Common Stock                  --       (326,269)
 Expenses of  Stock Offerings                                 --       (125,000)
 Proceeds of Loans and Notes Payable                          --             --
 Payments  of Loans and Notes Payable                         --       (277,508)
 Payments of Debt Financings                              (3,795)            --
 Proceeds of Loans payable -- Related Parties                 --         23,190
 Payments of Loans payable -- Related Parties                 --            (92)
 Payments for Debt Issuance Expense                           --       (313,003)
 Purchase of treasury stock                                   --       (400,000)
 Proceeds of Stock Options Exercised                      89,930         21,130
                                                     -----------    -----------

        Net Cash Provided by Financing Activities        706,775      9,341,200
                                                     -----------    -----------
Net Increase (Decrease) in Cash and
    Cash Equivalents                                  (4,252,126)     4,969,951

Cash and Cash Equivalents -- Beginning of Period       4,991,434         21,483
                                                     -----------    -----------

Cash and Cash Equivalents -- End of Period           $   739,308    $ 4,991,434
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                      For The Year Ended May 31,
                                                      -------------------------
                                                         1999           1998
                                                      ----------     ----------
Supplemental Cash Flow Information:

Cash Paid for Interest                                $    6,988     $  214,718
                                                      ==========     ==========

Cash Paid for Income Taxes                            $       --     $       --
                                                      ==========     ==========

Supplemental Disclosure of Non-Cash
  Financing Activities:

Issuance of Common Stock as Payment of Debt -
  Related Parties                                     $       --     $  162,275
                                                      ==========     ==========

Issuance of Common Stock as payment of Debt           $       --     $1,088,300
                                                      ==========     ==========
Issuance of Common Stock as Commissions
  on Sale of Common Stock                             $       --     $  206,269
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

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations and has had difficulty meeting its short-term obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining adequate financing. Management is attempting to raise additional capital from various sources and is positioning the Company to move into other product lines and technologies. However, there can be no assurances that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Share                                                 Loss         Shares       Per Share
-----                                              ------------   -----------   ---------
  Net Income (Loss)                                $(4,945,805)

  Preferred stock dividends                             N/A

  BASIC EARNINGS PER SHARE

  Loss available to common stockholders $(0.32)    $(4,945,805)   $15,363,146    $(0.32)

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

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999


Note 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    1999
                                                                 ----------
     Land                                                        $  152,792
     Building and improvements                                      743,511
     Computers                                                      587,024
     Futniture and fixtures                                         134,793
     Auto                                                            20,170

                                                                  1,638,290

     Less: Accumulated depreciation                                 330,772

                                                                 $1,307,518

     Total property and equipment includes $49,969 under capital leases at May 31, 1999. Related accumulated amortization on these leases was $4,164.

NOTE 4 - NOTES PAYABLE

     Notes payable consist of the following:

                                                    May 31, 1999    May 31, 1998
                                                    ------------    ------------
Note payable, bearing interest at 10% per
Annum, no stated maturity and unsecured.              $ 30,000        $ 30,000

Note payable, non-interest bearing, payable
on demand, and unsecured. As additional
consideration to the lender for making the
loan, the Company issued 25,000 shares of
its common stock to the lender.                         25,000          25,000

Note payable, non-interest bearing,
payable on demand and unsecured.                         5,000           5,000
                                                      --------        --------
                                                      $ 60,000        $ 60,000
                                                      ========        ========

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

     The Company entered into a dispute with the four debenture holders in September 1998. The holders submitted requests for conversion of the debentures and the Company would not honor that request. The Company has questioned the propriety of certain trading of the Company's common stock alleged to have been conducted by the debenture holders. The dispute has led to claims and counter claims filed by both parties in Canadian and U.S. courts. The aggregate claims against the Company and certain of its officers in these matters are approximately $4 million. In addition, damages may be payable to the debenture holders under the terms of the debenture agreement should the Company fail to prevail in this matter. Those damages could range from $50,000 to $700,000. There may be additional amounts if the cases are decided in favor of the debenture holders. There may be court and litigation costs. Due to the Company's financial condition, if the debenture holders attempt to force repayment of the debt due to the alleged default, the Company presently has no resources to meet the obligation. The Company intends to vigorously defend its position. However, the status of these cases is presently uncertain.

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

LEGAL PROCEEDINGS

     On August 10, 1999, Thomas S. Dreaper, former President and CEO of ConSyGen, Inc. served an action which was filed in the United States District Court for the District of Nevada against the Company and A. Lewis Burridge, its President and CEO to receive indemnification in regards to lawsuit filed by ConSyGen $3.5 million debenture holders, reimbursement of expenses he has incurred, for damages for breach of the indemnification contract in an amount in excess of $75,000 and exemplary and punitive damages in an amount in excess of $1,000,000. Due to uncertainties related to the claims filed by the debenture holders (Note 6), the outcome of this litigation cannot yet be estimated.

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

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                                  1999
                                                         -----------------------
Federal statutory rates                                  $(1,682,604)     (34)%
State income taxes - net of federal benefit                 (395,907)      (8)%
Valuation allowance for operating loss carryforwards       2,078,818        42%
Other                                                           (307)       --%
                                                         -----------     -----
Effective rate                                           $        -0-      -0-%
                                                         -----------     -----

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended May 31:

                                                   1999            1998
                                                  -------         -------
     Dividend yield                                None            None
     Volatility                                    2.806           0.300
     Risk free interest rate                       5.75%           7.00%
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

The summary of activity for the Company's stock options is presented below:

                                                         Weighted                 Weighted
                                                          Average                  Average
                                                         Exercise                 Exercise
                                              1999        Price        1998        Price
                                            ---------     ------     ---------     ------
Options outstanding at beginning of year    2,633,870     $ 2.62     1,630,000     $ 3.11
Granted                                     2,445,000     $ 1.53     1,480,000     $ 1.22
Exercised                                     (67,448)    $ 1.32       (21,130)    $ 6.50
Terminated/Expired                         (1,445,000)    $ 2.10      (455,000)    $ 4.19
Options outstanding at end of year          2,658,421     $ 1.91     2,633,870     $ 2.62
Options exercisable at end of year          1,994,260     $ 2.26     1,400,969     $ 2.84
Options available for grant at                813,841                  866,130
  end of year

Price per share of options                 $0.82-$4.75              $3.50-$10.00
  outstanding

Weighted average remaining                  7.6 years                 8.9 years
  contractual lives

Weighted average fair value of options        $0.42                     $1.73
  granted during the year

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