Form 10KSB
period 2000-05-31
CONSYGEN INC
filed 2000-08-29
CIK 844008

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended May 31, 2000

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $146,424.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as quoted on the Over the Counter Bulletin Board as of August 23, 2000, was approximately $14,267,618. The number of shares of our common stock, $.003 par value per share, outstanding at that date was 26,417,503 shares.

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors that May Affect Future Results" of this Form 10-KSB.

                                     PART I

                                 CONSYGEN, INC.

ITEM 1. BUSINESS

UNPROFITABLE OPERATING HISTORY AND LIMITED FINANCIAL RESOURCES.

     We have not historically been profitable, and as of May 31, 2000, we had suffered cumulative operating losses of approximately $7,343,000. At May 31, 2000, we had a net capital deficiency and a net working capital deficiency. We have made significant strides towards profitability, and we have three master distributor contracts in place for the COUNTERFEIT COP. However, we have a cash deficiency of approximately $3,500,000 from operations during the year ended May 31, 2000, and there can be no assurance that the contracts already in place will support us through a full year of operations. During fiscal 2001, we expect to require additional funds to continue or to extend product development and marketing. We may obtain such additional capital through cash derived from operations, through private placements of debt or equity, or through collaborative arrangements with our partners including, but not limited to, our international partners.

     However, although management believes that early revenue results indicate that there will be a material improvement in corporate profitability during fiscal 2001, there can be no assurance that we will generate sufficient cash from our operations in the near future, or that we will complete financing on acceptable terms. We have suffered material recurring losses from operations and from time to time have had difficulty meeting our short-term obligations, including payroll obligations. Additionally, we have no substantial cash reserves. We must continue to improve the efficiency of our operations to achieve and to maintain positive cash flow from operations. See "Description of Business - Restructuring and New Business Focus," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition, Liquidity and Capital Resources" in this Form 10-KSB. There is no assurance, however, that we will be able to continue as a going concern, that cash from operations and the other sources will be available or will be sufficient for our needs, or that we will be able to achieve profitability on a sufficient or consistent basis.

CORPORATE OVERVIEW

     ConSyGen, Inc., a Texas Corporation ("ConSyGen-Texas"), was incorporated on September 28, 1988 as C-Square Ventures, Inc. ConSyGen-Texas was formed for the purpose of obtaining capital in order to take advantage of domestic and foreign business opportunities which may have had profit potential. On March 16, 1989, ConSyGen-Texas (then C Square Ventures, Inc.) completed an initial public offering.

     In September, 1996, ConSyGen-Texas acquired 100% of the issued and outstanding shares of ConSyGen, Inc., a privately-held Arizona corporation formed in 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). As a result of the Acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas.

DESCRIPTION OF BUSINESS

OVERVIEW

     We conduct business together with our wholly-owned subsidiary, ConSyGen, Inc., an Arizona corporation, which commenced business in 1979 for the purpose of developing and marketing business software solutions. In 1993, we commenced development of an automated software capability to move client software applications from mainframes to open systems, which was marketed until 1999. In 1996, we commenced extension of this conversion capability to deal with the "Year 2000" computer problem. The resulting ConSyGen 2000(SM) toolset provided highly-automated date conversions and was used to complete several successful conversion projects prior to 2000. We have not generated significant revenue from the toolsets or other related services, and we have discontinued marketing of both services.

     In 1998, as part of our planning for new products and revenue opportunities, we introduced a non-software product, the "COUNTERFEIT COP(TM)". This device uses an Ultra-Violet light to provide effective protection against multiple forms of counterfeiting, including the paper consistency of all forms of U.S. domestic currency, hidden emblems on credit cards, drivers' licenses, travelers' checks, event tickets, casino chips, and various governmental documents. We believe that there will be ready market acceptance of this product in all areas where the potential for counterfeiting exists, based on the product's accuracy, speed, and ease of use. To market this product, we have created a Business Product Division, and we have created master distributor relationships with First Data Corporation, GMS Auditing, and Cardservice International. We are in discussions with several other potential master distributors with whom we expect additional contracts to be signed early in the 2001 fiscal year.

     In 1999, our research determined that a major Internet business opportunity existed for software which would enable the faster, broader facilitation of electronic commerce ("e-commerce") transactions, particularly for smaller merchants, by resolving the issue of the reluctance of Internet users to use electronic payment and receipt methods on the Internet. To meet this opportunity, we have commenced the development of a suite of innovative, Internet-based software products, generally named BIZPAY(TM) and the BIZPAY SUITE(TM), which are described in detail below. We intend to market this software suite domestically and internationally to companies which participate in the electronic funds-transfer industry. This concentration on the marketing of our new software through our strategic partners confirms our new direction as a specialist software development company, and our transition from supplying software-related services. Our partners have been selected specifically to provide the distribution and market penetration required for the widest possible deployment of our software products. We expect to generate revenue from multiple sources:

     -    transaction fees levied on all BIZPAY merchant transactions;
     - advertising, particularly from banner advertisements placed on the transaction emails;
     - interest receivable on the financial `float' of BIZPAY account balances.

     Our revenue model provides for revenue growth as a function of business, transaction and membership growth. Our marketing strategy and strategic partnerships are intended to create a firm operational base and we expect to capture and to retain a significant market share as this business opportunity expands.

     The design concept behind this technology is to allow every Internet user - domestically or internationally - to participate in e-commerce in an easy-to-use, safe and secure environment, and to make shopping and payments easier than sending and receiving e-mail, through the use of a personal BIZPAY account. The BIZPAY software will enable small- to mid-tier businesses and homegrown businesses to accept credit cards as a form of payment without incurring the cost or administrative overhead of a traditional credit card merchant account.

     On August 21, 2000, we announced the formation of our Multimedia Productions Group, a new division focusing specifically on the production and sale of multimedia presentations built around the most recent computer animation technology. This division does not constitute a re-direction of current staff or financial resources, since it will use our existing staff to provide services to external clients in addition to the services currently provided internally. We believe that we will be able to reduce materially, or even to eliminate, our overhead in the web development area, and eventually to grow this business as a profitable adjunct to our existing services. This service does not represent a change of direction or emphasis from our concentration on the COUNTERFEIT COP and the BIZPAY SUITE.

RESTRUCTURING AND NEW BUSINESS FOCUS

     Our new business direction is focused on two major product types, each of which is described in detail in the section below:

     BIZPAY SUITE: currently under development, this is a tightly-integrated bundle of software products that are being developed to address a broad business need within the Internet area of electronic commerce. The first version of this suite is in preparation for release over the next several months, with the remaining modules scheduled for completion and subsequent release progressively thereafter; and

     COUNTERFEIT COP: a business product which provides extensive and effective counterfeit detection features for a variety of currency and other financial instruments in a low-cost, easy-to-use device.

THE BIZPAY SUITE

     Currently under development, the BIZPAY SUITE of software solutions is being developed to enable small- to mid tier businesses, homegrown businesses, and individual Internet users to participate in electronic commerce without the requirement, difficulty or expense of opening and maintaining a traditional credit card merchant account. The objective of the BIZPAY SUITE is to provide a low-cost, secure and universal method of allowing the greatest range of both sellers and buyers to participate fully in Internet commerce. This technology will allow anyone with an e-mail address to participate in e-commerce.

     We expect that the BIZPAY SUITE will eventually consist of nine separate but tightly-integrated modules, each performing a distinct set of functions to support the suite's overall e-commerce capabilities. BIZPAY, BIZPAYESCROW(TM), BIZPAYMALL(TM), and BIZPAYMERCHANT(TM) are expected to be the first products in the suite, and we plan to release them over the next several months, with the remaining modules to be released as they are completed and tested.

     BIZPAY is being developed in collaboration with several of the major U.S. credit-card and transfer payment processing companies, which see it as a specific solution to two of their major problems:

     *    the resistance of small merchants to high per-transaction fees, and
     * the reluctance of would-be Internet purchasers to use a payment mechanism that requires the entry or transmission of their credit card data.

THE BIZPAY SUITE REVENUE MODEL

     We expect to generate revenue from multiple sources through the deployment of the BIZPAY SUITE. Rather than following the typical Internet pattern of depending entirely on a single revenue source such as advertising revenues, we expect our sources of revenue to be generated from:

     - transaction fees levied on all BIZPAY merchant transactions. This fee structure will be substantially less than traditional credit-card processing fees, but is nevertheless expected to represent a reliable and significant source of profitability;
     - advertising, particularly from banner advertisements placed on the numerous transaction emails that BIZPAY will generate;
     - interest receivable on the financial `float' of BIZPAY account balances;
     - later, interest receivable on BIZPAY members' debit account and line-of-credit balances.

     Our revenue model provides for revenue growth as a function of business, transaction and membership growth. Our marketing strategy and strategic partnerships are intended to create a firm operational base and we expect to capture and to retain a significant market share as this business opportunity expands.

BIZPAY

     BIZPAY is expected to be the core of the entire suite. Its most basic service will be to provide an individual cash or credit account, which will enable a BIZPAY member to send money to, or to receive money from, anyone with an e-mail address without revealing that individual's credit card details.

     When a consumer signs up with BIZPAY (i.e., becomes a member), an individual online account will be opened in the member's name, and that account can be used to send or receive money as long as the account is active. Initially, BIZPAY members will be able to transfer money to and from their online account. Later, funds will be able to be applied against a debit account or a BIZPAY line of credit. BIZPAY members will be able to manage their account through their own BIZPAY home page, called MYBIZPAY(TM). MYBIZPAY will show the status of all account transactions, including the member's account balance. All transactions into or out of the account will be initiated and monitored from the individual member's MYBIZPAY page.

     The system will ensure that BIZPAY members will be able to make payments safely and securely online without disclosing their credit card details online, and that merchants will never see any of a BIZPAY member's confidential details. In simple terms, once a customer has completed shopping, he/she selects the `pay by BizPay' option at a participating merchant's site. The customer is then transferred to BIZPAY's site, where the transaction is completed. The merchant is notified electronically of payment and receives payment upon notification to BIZPAY. BIZPAY will e-mail the customer to confirm the transaction and shipping details. This protects both the merchant and the customer.

     Major expected benefits and features of BIZPAY:

     * PERSONAL PRIVACY FOR FINANCIAL TRANSACTIONS. Consumers have learned to be comfortable with Internet e-mail, yet still have trepidation about relinquishing or transferring credit card information over the Internet. BIZPAY SUITE will require the account-member's credit card information only once - during account set-up; thereafter, it eliminates the credit card security issue, as all transactions are based on the use of e-mail for payments and receipt of payments. Sensitive credit card information is never disclosed to the merchant; nor is credit card information transmitted over the Internet for the purchase.

     * SIGNIFICANT COST AND EFFICIENCY BENEFITS FOR INTERNET MERCHANTS. Internet transactions will be able to be made without expensive merchant accounts, and the merchant will have the certainty that transactions will be honored, since they will always be transacted against a BIZPAY account. Since no special or additional software is required, there is no major cost or technical barrier to membership creation for either buyer or seller. We will introduce the service:

          - through consumers - initially, by an incentive program and rewards for word-of-mouth referrals (`viral marketing'), and

          -    through  merchants - by providing a more  fully-featured  service
               than  basic   membership  at  a  lower  cost  than   traditional,
               non-BIZPAY merchant accounts.

          The ease of membership creation at both the consumer and merchant level is designed to expand our base of users rapidly, particularly in the early stages of the product launch. Our goal is to expand this user base to the point where the BIZPAY SUITE is considered as the industry standard for one-to-one e-commerce.

     * SYSTEM SECURITY. This is fundamental to the success of BIZPAY. The hardware and software configurations and protections are being designed to financial institution security standards, and in consultation with our financial institution partners. All customer records will be kept on remote servers which will not be connected to the Internet and behind a series of redundant hardware/software `firewalls' monitored around the clock. Two remote `mirror' sites, which will run live and continuously, will provide protection against disaster, giving the system high operating reliability and redundancy. Tape backups will provide disaster recovery protection, and all sessions with customers will be fully encrypted.

     * IDENTITY CONFIRMATION provides added security if a BIZPAY member wants to make a payment, but is unsure of a recipient's e-mail address. An e-mail will be sent to the recipient asking them to provide their street address as proof of identity. Once a response has been received, the BIZPAY member can accept the confirmation and the money will be sent. Or, the transaction can be cancelled.

     * REQUEST MONEY. BIZPAY members can request money from friends or others for outstanding debts. BIZPAY members need only provide the person's name, e-mail address, and amount owed; a personalized bill will be e-mailed. The recipient is notified via e-mail that a bill is awaiting settlement at BizPay. The recipient can easily and quickly settle the bill using BIZPAY's bill payment service.

     * EVENT BILLING. Event organizers can use BIZPAY to send statements to group members as simply as sending an e-mail advice. Group members can pay for their event tickets with BIZPAY, payments can be credited to the organization's BIZPAY account, and the organization's MYBIZPAY page can be used to review collections.

     In summary, we believe that BIZPAY will, upon completion of development, be a complete sales fulfillment service that enables the buyer to send, and the merchant to receive, payments in the form of e-mail, in an easy-to-use, safe, and fully-secure environment. The technology is being designed for traditional Internet devices, such as personal computers, but will soon be complemented by BIZPAYMOBILE(TM), our mobile commerce payment solution. BIZPAYMOBILE will provide a complete mobile commerce payment solution for wireless devices, such as cellular phones and Personal Data Assistants. It will support transmission protocols such as Wireless Application Protocols (WAP) and Bluetooth(TM), and will enable consumers to buy, and to pay for, merchandise or to settle auction bids from a fully-mobile environment.

BIZPAYESCROW

     We expect that BIZPAYESCROW will provide a real-time risk analysis and escrow settlement method - something that is particularly important for the real-time auction business. The BIZPAY processing system is expected to capture real-time buying and selling statistics to enable the seller to know the buyer's payment history and profile, thereby allowing the seller to make an informed decision regarding the buyer's ability to complete the auction transaction. Once closed, the transaction can be performed immediately through BIZPAY without any requirement to open and maintain merchant accounts or to use external funds-transfer mechanisms, and with substantial reduction of financial risk to both parties.

BIZPAYMERCHANT

     BIZPAYMERCHANT will be the back-end merchant component that will enable individuals or small- to mid-tier businesses wanting to participate in e-commerce to accept a credit card transaction in the form of an e-mail, without requiring the creation, cost and maintenance of a traditional credit card merchant account. We believe that there is a large market of businesses that are currently disengaged from the traditional merchant credit card account because of prohibitive set-up and transaction costs. BIZPAYMERCHANT will represent an easy, safe, familiar and comfortable method of receiving payments for Internet purchases - via e-mail. We expect that it will support all standard Internet payment protocols, and that it will facilitate the entire online purchasing spectrum from the shopping cart component to the full shopping experience. BIZPAYMERCHANT will enable merchants to accept payments from buyers using any major/minor credit card including, but not limited to, Visa, MasterCard, Diners, AMEX, and Discover.

     Advantages to BIZPAY merchants are expected to include:

     *    Reduced merchant costs.
     * A higher level of security provided to their customers, as credit card details are not released online, therefore increasing consumer confidence.
     * A higher level of security provided to the merchant, as all BIZPAY customers have been qualified, which we expect to result in fewer chargebacks.
     * An ability to target people with online trading accounts and to tag BIZPAY emails and newsletter with a call to action.
     * An ability to customize their advertising schedules so that customers are accessed as they transfer funds.
     *    An opportunity to participate in joint marketing promotions.
     * An opportunity to become a preferred merchant in the initial frequent-flyer points reward promotion.
     * An opportunity to become a preferred merchant if BIZPAYCREDIT(TM) becomes an affiliated frequent-flyer program member.

BIZPAYMALL

     BIZPAYMALL will represent to the buyer a virtual online mall with many merchants, a place for the buyer to browse for products and services and to make purchases using BIZPAY. By its wide range of shopping alternatives and ease of selection and payment, the mall is expected to generate "foot traffic" (online viewers and purchasers) for all participating merchants and should facilitate the shopper's search for products and services. Every new BIZPAY member will be placed directly into BIZPAYMALL upon their acceptance of BIZPAY viral marketing dollars.

     To merchants of any size, but particularly the targeted small- to mid-tier merchants, who accept BIZPAY as a form of transaction settlement, BIZPAYMALL is expected to provide significant dedicated traffic as a prime benefit. The merchant will be a subscriber to the BIZPAY system and the site visitors will be BIZPAY members with available money in their accounts and an easy payment method in which they should have confidence, arising from the knowledge that sensitive credit card information is not transmitted as part of the transaction process. Also, the risk of loss of financial or transaction information inherent in online commerce is greatly reduced, a significant benefit to both the seller and the buyer.

THE BIZPAY SUITE - MARKET ANALYSIS

     The scope of the BIZPAY SUITE's payment system is not limited to the size of the existing Internet-based e-commerce market. We believe that there is an opportunity for application of the BIZPAY SUITE to be effective in other commercial situations requiring a payment-transfer system, because of its expected ease of use, security, and efficiency. We expect that this improvement of the payment process should encourage growth in personal business transactions via the Internet - an area that is either too expensive or too difficult for potential users to exploit at this time. E-commerce will play a major role in the early implementation; however, we will use various channels to become a viable alternative settlement mechanism for other transactions involving funds transfers.

     The BIZPAY SUITE is expected initially to integrate the "Peer-to-Peer" market for small business e-commerce - that is, the area where any participant in the market (buyer or seller) can complete financial transactions with any other participant, irrespective of size or sophistication. We believe that the Peer-to-Peer payment market for small business is poorly supported, but is experiencing tremendous growth. Peer-to-Peer market participants are building customer bases, but are delivering little more than the ability to settle auction payments, or to send and receive money between friends (e.g., PayPal). We believe that this form of payment is limited in function and vision, and that it will be short-lived. We believe that the BIZPAY SUITE will establish itself readily in this area because there will be no special status or technical requirements which will limit a participant's activity or role - a BIZPAY member can be simultaneously a buyer or a seller, can deal with individuals or with businesses of any size, and does not need to incur the normal overheads for these transactions. Additionally, there will be unprecedented security and protection for both participants in a BIZPAY transaction - as well as the normal fraud protection provided through credit-card agencies, BIZPAY technology will ensure that only known and accepted members can participate, and that only approved and validated transactions may move through the system.

     This simple seller/buyer relationship will benefit the small- to mid-tier business that has found it cost-prohibitive to establish a merchant account under present cost structures. Surveys show that of the more than seven million businesses with Web sites, some 2.7 million are small businesses. Many of these small businesses do not conduct online commerce, primarily because of the cost of processing through traditional merchant accounts. BIZPAY aims to solve this problem by enabling the small business to "act" like a large business in its ability to accept payments. The merchant with one account and one gateway has the ability to accept payments from any consumer with any credit card. The merchant no longer needs a merchant account for each and every credit card - actually, no merchant credit card account is required.

     Many other individuals selling on the Web do not have the ability to accept credit card payments. We believe that the BIZPAY SUITE will be an ideal payment solution for these sellers. The entire transaction process is as easy as sending e-mail; in fact, the payment notification from the buyer to the seller is by e-mail. Every online user that has an Internet connection and is e-mail-enabled has received e-mail, and users are familiar and comfortable with sending and receiving e-mail. Because BizPay transactions are based on e-mail, we believe that users will become just as familiar and comfortable with its use. It is estimated that nearly 400 million people will be online by the end of year 2000, and it is expected that virtually all of them will have sent and/or received e-mail.

     E-stats reports that merchants sold about $6 billion of consumer goods over the Internet in 1999, and projects that this figure will increase to $10 billion in 2000. However, while many Internet users have visited shopping sites and have `browsed', E-stats reports that only 14% of Internet users have actually purchased anything online. Fewer still have used their credit card, despite the fact that credit card membership is on the rise and credit card usage continues to be a common method of transaction settlement.

     We believe that consumer reluctance to make online credit card purchases indicates lack of consumer confidence and trust that their transactions will be truly secure. Each credit card member who is also an Internet user is, therefore, a potential BIZPAY member and customer, because BIZPAY guarantees that this consumer can make a credit card purchase from an Internet merchant or individual seller without disclosing sensitive credit card information.

     An additional potential market for the BIZPAY SUITE is auction houses - an estimated 150 sites with over 5 million sellers and potentially an many buyers. Few of the sellers are equipped to accept credit cards, and therefore sale transactions are completed mostly through traditional forms of funds transfer, such as personal or bank checks or money orders, with all of the complications of delay and uncertainty involved in such transactions.

     Traditional hard-copy classified advertisements and Web-based classifieds also present an enormous potential base of sellers needing a Peer-to-Peer method of accepting payments without a credit card merchant account.

THE BIZPAY SUITE - MARKET AND SALES STRATEGY

     We plan to partner with financial institutions, banks, and card service companies to recapture the market segment that these companies are losing with small businesses because of high credit card merchant account fees. We view this as one of the remaining untapped `sweet spots' of the Internet commerce world. BIZPAY will be targeted at large Internet Service Providers (ISPs) and large "E" communities; then, we will direct our members to the ISPs and large "E" communities and e-malls that accept BIZPAy as a form of payment. ISP and "E" community members who register with BizPay will receive BIZPAY dollars to spend at BIZPAYMALL.

     Traditional subscription/renewal/membership companies, such as magazines, newspapers, tabloids, membership organizations and the like can decrease their expenses by using BIZPAY as part of their subscription renewal process. Any subscriber or member who is e-mail-enabled can be notified at renewal time and the subscriber or member can satisfy the renewal fees through BIZPAY. The subscription company saves the expense of printed renewal notices, handling, and postage. It also saves on the costs usually associated with the processing of payments made by check, money order, and credit card. As BIZPAY payments are received, they can be posted in real time.

     BIZPAY will be introduced to new members at launch through a `viral' (that is, spread by personal contacts and referrals) marketing approach, which has worked very successfully with several other similar concepts. As part of this process, BIZPAY will offer an incentive to all those who register as members of the service, and a further incentive for any referrals who also register as members. This incentive will be in the form of a "dollar value" that can be spent at any merchant accepting BIZPAY. The newly-registered member will be linked to a BIZPAYMALL to spend this newly-acquired "dollar value." We anticipate that many of the participating BIZPAY merchants will offer products and services closely matched to the "dollar value" of the registration incentive. The new member will quickly understand the BIZPAYMALL concept and the ease of using BIZPAY to make a purchase.

     BIZPAY will initiate a rewards program to generate interest for both the buyer and the seller - that is, at both ends of the transaction spectrum. Buyers can accumulate bonus "points" by making purchases from BIZPAY merchants. Buyers can then redeem accumulated points at BIZPAY merchants for products and services.

     BIZPAYMERCHANT will be promoted as the Internet payment mechanism of choice. We expect that the viral marketing campaign should provide a base of customers with a tool for online payments, and merchants will be encouraged to associate themselves with BIZPAY for the additional selling opportunities. BIZPAYMERCHANT will target a number of different categories of Merchant, including:

     * Merchants with existing merchant relationships which allow them to accept credit cards and who are already enabled to provide online merchant services;
     * Businesses with credit card facilities which are not currently enabled for payment across the Internet;
     *    Smaller merchants who currently do not qualify for merchant accounts;
     * Providers of offline services looking to streamline their payment systems through online collection e.g. utilities, magazine subscription renewals, charities, and
     * With the advent of BIZPAYMOBILE, real world merchants (e.g. taxis, restaurants, and so on).

     The  benefits of BIZPAYMERCHANT will be:

     *    Easy account installation;
     *    Low cost of membership and transactions;
     * BIZPAYMERCHANT technology is designed to enable all online merchants for online payment. We expect to provide BIZPAYMERCHANT in the form of downloadable software for small business. Larger merchants will need some customization. BIZPAYMERCHANT merchants will pay on a per-transaction basis, which means that many of the cost barriers to establishing online payments will be removed;
     *    Merchants can become payment-enabled almost immediately;
     * BIZPAY customers will be qualified, thereby providing a substantial potential reduction in the merchants' risk of non-payments;
     * BIZPAY customers will be equipped with the tools to undertake secure electronic commerce;
     * The security of the BIZPAY system should increase consumers' confidence in online shopping and should potentially lead to higher participation rates; and
     * The risk of charge-back is lower. Online merchants suffer from high charge-back rates; BIZPAY is expected to decrease charge-backs dramatically.

THE BIZPAY SUITE - COMPETITIVE EDGE

     We believe that the BIZPAY SUITE will present a combination of innovative and valuable features that constitute an advance over competitive products or services. In particular:

     *    There is no cost to establish a BIZPAY merchant account;
     *    BIZPAY fees are lower than `typical' credit card merchant accounts;
     * Buyers should feel more secure in the transaction process (e.g., credit-card information is not disclosed to merchants for purchases);
     * Sellers should feel more secure because the buyer's funds are pre-approved and available;
     *    Buyers can track their purchases;
     *    Sellers can profile their buyers;
     * BIZPAYMALL will offer buyers PRECISIONSEARCH(TM) (a future product from us) for locating and pricing products and services; and
     * BIZPAYMALL is expected to offer BIZPAYAUCTION(TM) to merchants as a place to sell distressed or discontinued merchandise.

THE COUNTERFEIT COP

     The COUNTERFEIT COP is a counterfeit detection device. It features an industrial design for long life, a pressure-sensitive platform for watermark illumination, and a safe, intense high-quality ultra-violet (UV) bulb for revealing hidden distinguishing marks. The COUNTERFEIT COP features 13-watt lamp technology as opposed to standard 4-watt technology used by competing devices, and the 13-watt lamp provides a life expectancy equal to that of a long-life 4-watt lamp.

THE COUNTERFEIT COP - MANUFACTURE

     To ensure economy of production and to safeguard our unit-level profitability, we have contracted for the manufacture of the COUNTERFEIT COP in China. Quality of manufacture is ensured through product specification and inspection, and we have provided for alternative manufacturing facilities to safeguard our inventory and stocking levels as demand increases. We believe that the security provided over our technology is adequate to protect us from theft or replication of the technology.

THE COUNTERFEIT COP - FEATURES

     CURRENCY  DETECTION.  Ease  of  use  and  effectiveness  of  detection  are paramount to the public buying this product. For currency, the bill is merely placed on the pressure-sensitive platform. A bright blue paper glow identifies the currency as possibly counterfeit. A second check examines the bill's security thread; on genuine currency, this is illuminated according to specific denominations ($100 is red, $50 is yellow, and $20 is green). Finally, by applying pressure to the platform, the watermark becomes easily visible on genuine currency. Most international currencies have security threads and watermarks like U.S. currency; therefore, the process of detection is essentially the same.

     CREDIT CARDS; OTHER ITEMS. Most credit cards have a hologram that becomes visible under the COUNTERFEIT COP's UV lamp. These are displayed and validated by simply placing the item on the unit. Travelers' checks, U.S. Government checks, passports, driver's licenses, and other forms of identification are authenticated through the same process of displaying imbedded holograms.

THE COUNTERFEIT COP  - MARKET ANALYSIS

     According to trend information released by the U.S. Secret Service, counterfeit crime is expected to reach more than $2 billion in the U.S. alone during the year 2000, up from $186 million in 1998. We believe that one of the primary reasons for this dramatic increase is the increasing sophistication and lower cost of computers and software now being used by counterfeiters. Counterfeiting in the past was a crime requiring a considerable investment in time, money, and resources. This is no longer true today. The anticipated increase of $1.8 billion, or more than 900%, in two years dramatically emphasizes the ease with which counterfeiting is now accomplished, and highlights the potential for the scope of the problem to continue to increase.

     The reason for the dramatic increase is due to the recent rise in "digifeiting" - the making of counterfeit documents on home personal computers. Consequently, as the price of personal computers continues to drop, we believe that counterfeiting will increase. Today, counterfeiters are not hampered by the trial-and-error process of the past; all that is required is a computer, a scanner, and a bubble-jet printer. With these very accessible tools, they can easily counterfeit as much money as they wish. We believe that the market opportunity for counterfeit detection devices is significant, and that it will continue to grow both domestically and internationally.

     The market segment for COUNTERFEIT COP is any business or organization currently taking physical payments in a variety of forms, such as cash, credit cards, travelers checks, and checks. This market segment is very large and continues to grow every year. With this market growth grows the opportunity for, and instances of, counterfeiting and the demand for a reliable form of protection. The COUNTERFEIT COP is invaluable to any brick-and-mortar business taking cash or currency, to all banks and financial institutions, and realistically to any person providing a service or product for monetary exchange. It is the ultimate proactive approach to deter domestic and foreign exploitation of counterfeit currency, credit cards, identification, and other documents.

     The  potential  market  has also been  extended  by recent  changes  in the
Uniform Commercial Code, where the liability for possessing or passing counterfeit currency has been shifted from the banks to account-holders. These new laws stress "due diligence" and "comparative negligence", where parties split the liability and monetary losses based upon their respective levels of fault. It is, therefore, in the strongest interest of the person handling money or other negotiable instruments for the public to be able to identify and refuse receipt of counterfeit currency or instruments at the earliest possible moment to avoid incurring this liability. The Counterfeit Cop is a low-cost, easy-to-use, effective tool for achieving this control.

THE COUNTERFEIT COP - MARKETING AND SALES STRATEGIES

     We intend to engage between five and ten "Master Distributors" in the U.S., each of which we expect will be responsible for an agreed minimum quota of units annually. These Master Distributors are companies which will in turn become major distributors of the product to their already-established clients, or which will market the product aggressively through their own sales channels. Currently, we have three Master Distributors which account for approximately 50% of our sales:

     -    First Data Corporation
     -    GMS Auditing
     -    Cardservice International

     We will use these Master Distributor channels to minimize overhead while maximizing market penetration. In addition, we have more than forty smaller distributors, currently accounting for 17% of our sales.

THE COUNTERFEIT COP - SALES MODEL

     We have moved from the direct sales model to a reseller/distribution model. Marketing has been recently expanded into Europe and Asia. We also plan to add to our reseller chain through direct marketing, creating partnerships with major corporate accounts as master distributors.

     The COUNTERFEIT COP is sold to distributors that are selling products used in conducting commerce (e.g. credit card terminals, credit card swipe devices, and point-of-sale devices). COUNTERFEIT COP complements the other devices being sold by these distributors and protects the merchant (seller) against fraudulent transactions. It is an ancillary device that is useful to banks, financial institutions, credit card issuers and Point-Of-Sale dealers.

THE COUNTERFEIT COP - COMPETITIVE EDGE

     *    Easy to use
     *    Inexpensive
     *    Patent-pending
     *    13-watt long life bulb
     *    Rugged design, lightweight, small footprint
     *    Comprehensive counterfeit detection:
          -    Paper quality (bleached or unbleached)

          -    Watermarks
          -    Fluorescent color printing
          -    Opaque security threads
          -    Alterations
          - Handles U.S. currency and financial instruments, including casino chips, passports, foreign currency, credit cards, and bank notes.

FUTURE PRODUCTS

     We understand the competitive market that is inherent within the technology sector and, consequently, view ongoing research and development as an important part of our business strategy. We plan to continue to acquire, develop and market innovative products, in addition to enhancing our current line of products.

     We will also seek to acquire and distribute products that have identified markets, that have defined technological advantages, and that can be accommodated readily within our overall business plan and distribution capability. We do not plan to engage in the development of such products, but we will actively seek business products which fit our criteria and which can be acquired without damaging our financial health and introduced without reducing the effectiveness or profitability of existing products.

FUTURE OF THE BIZPAY SUITE

     We plan to expand the BIZPAY SUITE product set to include specialized modules which will be known as BIZPAYMOBILE, BIZPAYMENU(TM), BIZPAYCREDIT, BIZPAYAUCTION and BIZPAYPORTAL(TM). These modules are currently under development or in planning.

     BIZPAYMOBILE will be the complete mobile commerce payment solution for wireless devices. BIZPAYMALL will accommodate merchants who accept BIZPAY as a form of transaction settlement. BIZPAYMENU will enable selected businesses to be conducted entirely on wireless devices. BIZPAYCREDIT will be our brand of credit card. BIZPAYAUCTION will provide additional value to both the BIZPAYMALL consumer and merchant, and BIZPAYPORTAL will be introduced to help fuel the acceptance and adoption of mobile commerce and e-mail based payment methods.

     Through the BIZPAY SUITE, our goal is to set a new standard for convenience, ease of use, security and consumer privacy for Web commerce.

     We anticipate that BIZPAYMOBILE will be a complete mobile commerce payment solution for wireless devices, such as cellular phones and Personal Data Assistants. It will support Wireless Application Protocols (WAP) and Bluetooth(TM) protocols and will enable consumers to buy merchandise or settle auction bids in real time. Although this method of e-commerce is in its embryonic stage, it is fueled by the major cellular service providers and, therefore, is expected to experience high growth. Many foreign (non-USA) countries are bypassing the traditional e-commerce device mechanism and making the leap directly to wireless e-commerce.

     Based on trends and the acceptance of technology in the public sector, the numbers of wireless subscribers and worldwide Web users are expected to continue to grow. We believe that worldwide Web users will eventually become comfortable with shopping online for many of their purchases.

     We expect that BIZPAYMENU will enable businesses to display products and services selectively on wireless devices. The consumer will not only be able to make menu selections, but will also be able to resolve payments, all directly on their cellular phone or personal data assistant (PDA). BIZPAYMENU will be charged to the merchant by monthly subscription. Businesses that would benefit from BIZPAYMENU include, but are not limited to, restaurants, bagel shops, coffee shops, fast food drive-ins and drive-throughs.

     BIZPAYCREDIT will be our brand of credit card for purchases made at the traditional retailer. We plan to partner with a major financial institution to back and issue these credit cards with a BIZPAY batch number.

     We believe that BIZPAYAUCTION will satisfy the consumers' thirst for online auction shopping. In addition it will enable the BIZPAYMALL merchant to generate additional visibility, or simply to move discontinued or distressed merchandise.

     BIZPAYPORTAL will focus on mobile commerce and e-mail-based payment methods for the prime purpose of fuelling acceptance and adoption. It will include such things as new product announcements, software downloads, and message boards.

GOVERNMENT REGULATIONS

     Our operations may be subject to various state and federal regulations. Because electronic commerce in general, and our products and services in particular, are so new, the application of many of these regulations, including regulations relating to banking, credit card transactions and Internet transactions, is uncertain and difficult to interpret. The agencies responsible for the interpretation and enforcement of these regulations could amend those regulations or could issue new interpretations of existing regulations. It is also possible that new legislation may be passed that imposes additional burdens. Any such change could lead to increased operating costs and could also reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance. In addition, it is possible that new laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services and increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition or operating results.

COMPETITION

     Refer to discussion of competitors and competition for both the COUNTERFEIT COP and the BIZPAY SUITE under "Cautionary Factors that may affect Future Results" in this Form 10-KSB.

BUSINESS PARTNERS

     We lack the internal financial resources to single-handedly develop our products and take them to market, particularly in the face of potential competition from established business in the financial services market.
Therefore, our business philosophy is to align ourselves as a valuable and indispensable partner with those established businesses. In the case of the COUNTERFEIT COP, we have created Master Distributor relationships with First Data Corporation, GMS Auditing, and Cardservice International, all of which are major, high-volume distributors of financial services and related products, and all of which have extensive networks of clients dependent on their services. We are also in discussions with several other potential Master Distributors with which we expect additional contracts to be signed in the 1st and 2nd quarters of the 2001 fiscal year. Internationally, we are in discussions with a major locally-established distributor regarding the marketing and distribution of the COUNTERFEIT COP throughout Europe.

     BIZPAY presents us with an opportunity to align ourselves with major worldwide participants in the financial services industry, and to exploit the relationships begun through our contacts from the COUNTERFEIT Cop. In addition, our joint venture with Notremos in Australia should enable the creation of a strong market presence for the BIZPAY technology through South-East Asia.

     In August, 2000, we signed a Memorandum of Understanding with Cardservice International for a joint venture involving the formation of BizPay USA, Inc. Both companies will use this new company as a vehicle to support and facilitate the roll-out of the BIZPAY SUITE through the U.S. domestic market.

PATENTS, TRADEMARKS AND LICENSES

     We believe that there are aspects to certain of the modules within the BIZPAY SUITE that are patentable, and we have engaged counsel to explore preparation of such applications in the U.S. We will also explore the practicability and effect of making patent filings in other countries, either to protect us from competition or to facilitate our entry into specific markets.

     We have also filed a patent application covering certain aspects of the COUNTERFEIT COP, and are in discussions with our international partners regarding the practicability of such patent filings in their countries of operation.

INTELLECTUAL PROPERTY

     We own all of the rights to our technology and products, and we do not rely on any third party for licenses or product rights.

     We have applied for U.S. trademark registration for the "BIZPAY" name and we believe that the entire range of BIZPAY-related names would be protected by such trademark, if issued. All staff working on the development of the BIZPAY SUITE are under appropriate confidentiality agreements, as also are any external contacts who need to understand aspects of the technology. The BIZPAY SUITE technology will be licensed to our business partners, and there is no requirement for transfer of the technology. Depending on future business decisions, we may allow one or more of our business partners to assist in code development; under such circumstances, we will ensure the application of stringent security controls and protection over our intellectual property. All software is regularly backed-up and is securely stored to ensure complete recovery in an emergency.

     We have filed a U.S. trademark application for the name "ConSyGen's Counterfeit Cop", and will assess with our international partners the requirements for any international filings. We have also filed a patent application for certain aspects of the COUNTERFEIT COP, and will discuss with out international partners any such filings in their countries of operation.

RESEARCH AND DEVELOPMENT

     Integral to our corporate restructuring efforts, which began in June 1999, was the establishment of research and development activities. We have identified several additional lines of business and related markets that we may enter at some future time. Among these are the expansion of our new e-commerce solutions, new Internet services, and Business Productivity Software. We plan to add strategic research and developmental resources as part of our restructuring process, in addition to reassigning resources to such efforts. We do not plan to expend further funds for research and development of software services or the COUNTERFEIT COP. As of August 23, 2000, we had nineteen employees engaged in product research, development and support. All of our research and development employees are located at our headquarters in Tempe, Arizona.

EMPLOYEES

     As of August 23, 2000, we had 33 full-time employees, including two in sales and marketing, nineteen in research, development and support, three in the Business Products division, and nine in corporate operations and administration. None of our employees is represented by a collective bargaining agreement. We believe that our relations with our employees are good. There are no employment contracts with our non-executive staff.

ITEM 2. PROPERTIES

     Our principal administrative, research and development, customer support and marketing facilities are located in an approximately 10,000 square foot building at 125 South 52nd Street, Tempe, Arizona 85281 that we acquired in March 1998 for approximately $800,000 in cash. This property is subject to a Trust Agreement, dated November 15, 1999, whereby Daniel B. Hamburg, Lillian Hamburg and Robert Rehm are second beneficiaries and we are the first beneficiary. Our interest is encumbered in the amount of $465,000, representing various loans made to us by the second beneficiaries. The property is also subject to a Deed of Trust to secure a $550,000 Promissory Note dated April 6, 1999, payable to American Savings Life Insurance Company.

     We believe that our facilities are adequate for our current needs and that suitable additional space will be available when needed. The condition of the property is generally good and it is properly insured.

ITEM 3. LEGAL PROCEEDINGS

     We have been involved in material litigation with holders (the "Debenture Holders") of our 6% Convertible Debentures Due May 29, 2003 (the "Debentures"). In 1998, the Debenture Holders filed a lawsuit against us based upon our failure to honor their requests to convert the Debentures to common stock (the "Debenture Litigation"). In January 1999, the Debenture Holders and other plaintiffs (together the "Plaintiffs") filed related lawsuits against us and certain of our former officers, and others, to recover damages for alleged intentional and calculated defamation (the "Defamation Litigation"). On April 11, 2000, we entered into a definitive Settlement Agreement and Conditional Release with the Plaintiffs to settle the Debenture Litigation and the Defamation Litigation. If we honor our obligations under the Settlement Agreement and the Debentures, the settlement will fully and finally resolve the Debenture Litigation and the Defamation Litigation. Under the Settlement Agreement, we have agreed to honor the terms of the Debentures (and the related common stock purchase warrants) and to convert the principal and accrued interest on the Debentures into our common stock as the Debenture Holders request such conversion and as permitted under the Debentures. As of August 23, 2000, approximately $2,241,000 in principal amount of the Debentures has been converted into shares of our common stock in partial implementation of the settlement. In addition, we have agreed to pay (in common stock, to be issued as the Debentures are converted) an additional $350,000 in liquidated damages, which amount has been accrued in the third quarter of the year ended May 31, 2000. We have agreed to perform additional non-monetary obligations under the Settlement Agreement and Conditional Release which, while they represent material terms of the Settlement Agreement, we believe we can successfully perform without a material adverse financial impact.

     We are involved in litigation with a former officer and director relating to his claims for indemnification and reimbursement of legal expenses in connection with the Defamation Litigation, and for breach of an employment agreement with respect to stock options. The former executive seeks damages, including substantial exemplary and punitive damages, and an order requiring us to honor stock options. Although we believe that the settlement of the Defamation Litigation mitigates potential damages in this litigation, the outcome of this litigation, and its potential financial impact on us, cannot be estimated fully at this time. However, at the present time, we believe that the claims for exemplary and punitive damages relating to both the indemnity and stock option claims are wholly without merit.

     We are involved in litigation with a former customer who has alleged that we breached an agreement to provide software conversion services and to test its software for the ability to function in the year 2000 and beyond. While the lawsuit seeks a substantial amount of damages, we intend to defend this action vigorously and to assert set-offs and counterclaims in these proceedings. The outcome and potential financial impact of this litigation on us cannot yet be estimated.

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET PRICE FOR AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

     We furnish the following information regarding sales of unregistered securities during the fiscal year covered by this report:

(1) On May 29, 1998, we sold $3,500,000 in principal amount of convertible debentures, as well as warrants to purchase 105,000 shares of common stock, for aggregate net proceeds, after payment of finders' fees and expenses, of approximately $3,200,000. Included in the finders' fees paid in connection with the convertible debentures, we issued warrants to purchase an additional 10,000 shares of our common stock. The issuance of the securities was effected without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration in Rule 506 of Regulation D promulgated under the Securities Act.

     On March 6, 2000, we issued 748,846 shares to Dominion Capital Fund, Ltd. in response to a conversion request by certain of the debenture holders under the sale described above and the settlement agreement described under "Legal Proceedings" of this Form 10-KSB. On April 20, 2000, we issued an additional 749,202 shares to Sovereign Partners, L.P. and 306,047 shares to Canadian Advantage, L.P., also in response to a conversion request by certain of the debenture holders under the same settlement agreement. On May 5, 2000, we issued 67,797 shares to Dominion Capital Fund, Ltd. in response to a further conversion request. On August 2, 2000, we issued 169,028 shares and on August 23, 2000 we issued 203,555 shares to Dominion Capital Fund, Ltd., both in response to further conversion requests.

(2) On May 5, 2000 and June 6, 2000, we sold an aggregate of 4,498,000 units, consisting of one share of common stock and a warrant to one share of our common stock at an exercise price of $1.50 per share to forty-four investors for total cash consideration of $1,124,500 in a private placement.

(3) On May 15, 2000, we issued 50,000 shares of our common stock, valued at $54,650, to a business consultant in consideration for services provided in relation to the BIZPAY product.

     Except as otherwise specified, to the extent that the foregoing transactions constituted "sales" within the meaning of the Securities Act of 1933, the securities issued in such transactions were not registered under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, relating to sales by an issuer not involving any public offering. None of the foregoing transactions, either individually or in the aggregate, involved a public offering.

     Each of the foregoing transactions, to the extent that they constituted "sales" within the meaning of the Securities Act of 1933, was exempt under the applicable exemption based on the following facts: to our knowledge, there was no general solicitation, there were a limited number of purchasers, the purchasers were provided with or had access to information about our company, and either the purchasers or their specific representatives were sophisticated about business or financial matters; and, as applicable, the purchasers were "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, and we took reasonable steps to ensure that the purchasers were not underwriters within the meaning of Section 2(11) under the Securities Act of 1933.

RECORD HOLDERS

     As of August 23, 2000, we had approximately 418 stockholders of record. This number does not include those stockholders whose shares are held in "nominee" or "street" name.

MARKET INFORMATION

     Our common stock is quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "CSGI". The following table sets forth the range of high and low sales prices as quoted on the OTC Bulletin Board by quarter for the last two fiscal years to May 31, 2000 and through August 23, 2000. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

                                                            High           Low
                                                            ----           ---
Fiscal Year Ending May 31, 1999

First Quarter..........................................     4.750         1.031
Second Quarter.........................................     3.000         0.687
Third Quarter..........................................     6.000         0.875
Fourth Quarter.........................................     2.281         0.562

Fiscal Year Ending May 31, 2000

First Quarter..........................................     1.718         0.450
Second Quarter.........................................     0.843         0.406
Third Quarter..........................................     3.437         0.250
Fourth Quarter.........................................     3.000         0.625

Fiscal Year Ending May 31, 2001

First Quarter (to August 23, 2000).....................     1.375         0.500

DIVIDENDS

     We have not paid any dividends on our capital stock since our inception. Our current policy is to retain any future earnings to finance the continuing development of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. The following discussion should also be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

OVERVIEW

     Historically, we have developed pre-packaged software and proprietary products and services. However, we have recently moved our specific emphasis to identifying developing software-related business opportunities and technologies and providing timely and effective software-based solutions for these opportunities, while still maintaining our traditional emphasis on high-quality proprietary products and services. We are no longer marketing our automated conversion services or our Year 2000 conversion services. We are still capable of performing both of these services if solicited by clients; however, our business model has changed and these business opportunities are no longer in sufficient demand or sufficiently profitable to justify their inclusion in our service offerings.

     We are now marketing the COUNTERFEIT COP through our new Business Products Division. We have entered into distribution agreements with third parties with national domestic distribution networks, and we have begun marketing the product in Europe. We intend to continue the active marketing of this product through these distribution channels and others that we expect to create in the future.

     We are preparing for the introduction over the next several months of the BIZPAY SUITE software - a new "e-commerce" product, and we are seeking strategic domestic and international joint venture partners to participate in the development and launch of this new product line. We are negotiating a joint venture with an Australian partner and we plan to market the technology on an international basis.

     Due to the lack of profitable operations and difficulties raising additional capital, we have experienced significant cash flow difficulties. Since May 31, 1999, we have borrowed approximately $1,200,000, with our office building serving as collateral on those borrowings. In addition, one of our directors posted additional collateral to secure our obligations under these borrowings. We have also raised approximately $1,110,000 through a private sale of equity securities. Even with these borrowings, we have had difficulties from time to time in meeting payroll and other operating obligations.

     We will continue to attempt to implement our business plan with our strategic new direction - that is, the marketing and distribution of the COUNTERFEIT COP and the development and introduction of new products related to e-commerce. We will require additional capital to move forward on these product lines and new ventures. We believe that partnerships are highly desirable for accelerating market penetration and for establishing market dominance, and we are currently negotiating with several other international parties to extend this approach.

     We have been involved in material litigation with holders (the "Debenture Holders") of our 6% Convertible Debentures Due May 29, 2003 (the "Debentures"). In 1998, the Debenture Holders filed a lawsuit against us based upon our failure to honor their requests to convert the Debentures to common stock (the "Debenture Litigation"). In January 1999, the Debenture Holders and other plaintiffs (together, the "Plaintiffs") filed related lawsuits against us and certain of our former officers, and others, to recover damages for alleged intentional and calculated defamation (the "Defamation Litigation"). On April 11, 2000, we entered into a definitive Settlement Agreement and Conditional Release with the Plaintiffs to settle the Debenture Litigation and the Defamation Litigation. Provided that we honor our obligations under the Settlement Agreement and the Debentures, which we intend to do, the settlement will fully and finally resolve the Debenture Litigation and the Defamation Litigation. Under the Settlement Agreement, we have agreed to honor the terms of the Debentures (and the related common stock purchase warrants) and to convert the principal and accrued interest on the Debentures into our common stock as the Debenture Holders request such conversion and as permitted under the Debentures. As of August 23, 2000, approximately $2,241,000 in principal amount of the Debentures has been converted into shares of our common stock in partial implementation of the settlement. In addition, we have agreed to pay (in common stock, to be issued as the Debentures are converted) an additional $350,000 in liquidated damages, which amount has been accrued in the third quarter of the year ending May 31, 2000. We have agreed to perform additional non-monetary obligations under the Settlement Agreement which, while they represent material terms of the Settlement Agreement and Conditional Release, we believe we can successfully perform without a material adverse financial impact.

     We are involved in litigation with a former officer and director relating to his claims for indemnification and reimbursement of legal expenses in connection with the Defamation Litigation, and for breach of an employment agreement with respect to stock options. The former executive seeks damages, including substantial exemplary and punitive damages, and an order requiring us to honor stock options. Although we believe that the settlement of the Defamation Litigation mitigates potential damages in this litigation, the outcome of this litigation, and its potential financial impact on us, cannot be estimated fully at this time. However, at the present time, we believe that the claims for exemplary and punitive damages relating to both the indemnity and stock option claims are wholly without merit.

     We are involved in litigation with a former customer who has alleged that we breached an agreement to provide software conversion services and to test its software for the ability to function in the year 2000 and beyond. While the lawsuit seeks a substantial amount of damages, we intend to defend this action vigorously and to assert set-offs and counterclaims in these proceedings. The outcome and potential financial impact of this litigation on us cannot yet be estimated.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED MAY 31, 2000 TO YEAR ENDED MAY 31, 1999

     NET LOSSES. For the year ended May 31, 2000, we incurred a net loss of approximately $7,343,000, compared with a net loss of $4,946,000 for the year ended May 31, 1999, an increase of approximately $2,397,000. An explanation of these losses is set forth below.

     REVENUE. For the year ended May 31, 2000, we had revenues of $146,000, compared to $33,000 for the previous year. The increase in revenue reflects growth in revenues from sales of the COUNTERFEIT COP product, which increased from $0 in fiscal 1999 to $146,000 in fiscal 2000. The 1999 revenue amount has been adjusted in the audited financials from a reported $742,000 for the year ended May 31, 1999 to reflect the discontinuation of our Year 2000 software conversion services operation. We are no longer marketing Year 2000 conversion services, and have transferred all of the employees working on these services to other projects - primarily to the development of the BIZPAY e-commerce technology.

     We are beginning our efforts to move the COUNTERFEIT COP through the distribution channels we have established with certain national distributors. Revenue results for June, 2000 indicate that sales of the COUNTERFEIT COP have increased to approximately $600,000 for the month, and management believes that further revenue growth will follow in the succeeding months.

     COST OF SALES. For the year ended May 31, 2000, the primary cost of sales expense is the cost of obtaining COUNTERFEIT COP units from our supplier. These costs represent approximately 30% of related revenue for the year ended May 31, 2000. We expect gross margins on the COUNTERFEIT COP to increase in the near term as we negotiate different pricing structures under new distribution agreements.

     COST OF CONVERSION SERVICES. We no longer market this service. For reporting purposes, it is considered to be a discontinued operation, as shown in the audited financial statements in this Form 10-KSB. The conversion service incurred a net loss of approximately $6,000 in the year ended May 31, 2000.

     SOFTWARE RESEARCH AND DEVELOPMENT EXPENSES. For the year ended May 31, 2000, software development expenses were $360,000, compared with $622,000 for the comparable prior period. The decrease in software development expenses represents the impact of a deliberate program of cost reduction and the decision not to purchase externally-developed software. However, certain employees must continue to be dedicated to research and development as we develop new products for our new strategic direction. These personnel are assigned to development of our prospective e-commerce products. We intend to begin capitalizing certain software development costs when proprietary software products have reached technological feasibility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $6,262,000 for the year ended May 31, 2000, compared with $3,956,000 for the previous year, an increase of $2,306,000. The increase in selling, general and administrative expenses is primarily attributable to $1,164,000 associated with recognition of the value of employee stock options under variable awards and to $1,233,000 associated with issuance of 1,382,000 shares of our common stock to consultants for service provided to us. Apart from these expenses attributable to recognizing variable stock grants and option awards, we have generally reduced operating expenses as a result of implementing our new business model. We have also significantly reduced marketing expenses related to Year 2000 services and the COUNTERFEIT COP, which will now be sold through third-party distribution channels.

     INTEREST EXPENSE. For the year ended May 31, 2000, interest expense was $663,000, compared with $227,000 for the previous year, an increase of $436,000. The increase in interest expense is primarily composed of interest accrual on a $3,5000,000 principal amount of our 6% Convertible Debentures and on a $550,000 mortgage. We also incurred significant new debt in the year ended May 31, 2000, with some debt issued at significant discounts. We issued notes payable of approximately $685,000 and received $600,000 cash for those notes. As these notes have maturities of less than one year, the discount amount has been amortized as interest expense.

     DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended May 31, 2000, depreciation and amortization expense was $166,000, compared with $204,000 for the previous year. The decrease indicates that there has been no major growth in depreciable items, primarily due to a shortage of operating capital.

     We re-priced numerous options granted to employees in the year ended May 31, 1999. Under the Proposed Interpretation, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued by the Financial Accounting Standards Board, these constitute variable awards that may require us to recognize compensation expense. The price of our common stock has recently been consistently higher than the re-priced exercise price of these options.

COMPARISON OF YEAR ENDED MAY 31, 1999 TO YEAR ENDED MAY 31, 1998

     For the year ended May 31, 1999, we incurred net losses of $4.9 million, compared with net losses of $3.1 million for the year ended May 31, 1998. An explanation of these losses is set forth below.

     For the year ended May 31, 1999, we had revenues of $742,000, compared with revenues of $815,000 for the year ended May 31, 1998. We started the Year 2000 ("Y2K") compliance services in fiscal 1998. We are not currently generating any significant revenue. Our ability to compete successfully in the sale of its Y2K and conversion services will depend in large part upon its ability to attract customers.

     For the year ended May 31, 1999, our cost of conversion services was $774,000, compared with $353,000 for the year ended May 31, 1998. Cost of conversion services consists primarily of personnel costs directly related to the performance of our conversion services. Before the commencement of revenue-generating operations, the personnel currently dedicated to the provision of conversion services were dedicated to software development, and, accordingly, the costs directly related to such personnel were previously included in software development expense. The increase in cost of conversion services is primarily attributable to the re-deployment of personnel, from software development to the provision of conversion services, and the hiring of additional personnel.

     For the year ended May 31, 1999, software development costs were $622,000, compared with $1,046,000 for the year ended May 31, 1998. The decrease in software development expenses are primarily attributable to our reduction of development work for Year 2000 tools used in providing Year 2000 conversion services and migration services.

     For the year ended May 31, 1999, selling, general and administrative expenses were $3,992,000, compared with $2,297,000 for the twelve months ended May 31, 1998. During the fiscal year 1999, we hired 24 sales personnel for the Year 2000 sales and 15 sales personnel for the COUNTERFEIT COP product, which accounted for a $1,400,000 increase. The remaining increase is due to communication and systems support, $200,000, and various corporate administrative costs, $100,000.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We experienced our first profitable month in June 2000, and we expect that July 2000 will be a break-even month. Our revenues will be derived from two products: the COUNTERFEIT COP and the BIZPAY SUITE of e-commerce software solutions.

     The COUNTERFEIT COP is now marketed through our new Business Products Division to master distributors in a national domestic network. We have also begun marketing the product in Europe.

     We have signed Memorandums of Understanding (MOU) with carefully-selected strategic partners for the introduction of the BIZPAY SUITE in the United States and Australia as an e-commerce product. These transactions are subject to definitive agreements. We are currently negotiating with other parties for the international expansion of our technology.

     During the year ended May 31, 2000, we have suffered material operating losses and negative cash flow. We continue to experience an ongoing working capital deficiency and, since May 31, 1999, cash has come almost exclusively from borrowings and private sales of our common stock. Although there are now encouraging signs of increased revenue through sales of COUNTERFEIT COP by our major distributors, we will continue to require capital to meet the demands of our ambitious business plan. In addition to these projected revenues, we are attempting to raise sufficient equity capital to meet our current obligations and to implement our new business plan. Without these projected revenues and/or the funding that we are seeking, we may be unable to continue to finance our day-to-day operations.

     We have utilized significant resources in research and development and marketing efforts. Those efforts must continue in order for us to be successful in the implementation of our new strategic direction. We will use any internally-generated funds and additional capital from private placements of equity to meet our obligations and to implement our new strategic direction.

     Our balance of cash and cash equivalents was $3,605 at May 31, 2000, compared with $739,308 at May 31, 1999. We had a working capital deficit of $2,298,000 at May 31, 2000, compared with a working capital deficit of $2,861,000 at May 31,1999, a $563,000 decrease in working capital. This decrease is primarily attributable to the use of available operating cash to finance our net loss from operations of more than $7.3 million for the year ended June 31, 2000.

     Accounts receivable balances increased to $49,000 at May 31, 2000 from $8,000 at May 31, 1999. The increase is directly attributable to an increase in sales volumes for the COUNTERFEIT COP at the end of our 2000 fiscal year.

     Inventory balances increased to $412,000 at May 31, 2000 from $161,000 at May 31, 1999. These balances are entirely composed of the COUNTERFEIT COP product being held for a short period awaiting shipment in satisfaction of distributor orders. We purchase finished product units directly from a third-party manufacturer, and we do not intend to hold significant quantities of these products.

     Accrued Liabilities and Accrued Payroll and Related Liabilities increased to $1,276,000 at May 31, 2000 from $638,000 at May 31, 1999. The increase of approximately $638,000 is primarily attributable to an increase in accrued payroll and payroll tax liabilities of approximately $350,000, and a provision of approximately $220,000 for the balance of the cash amount payable to the holders of our 6% Convertible Debentures. In general, the increase reflects our cash deficiency and a general increase in our Trade Payables associated with the cash deficiency.

     We used net cash in the amount of $95,000 for the purchase of property and equipment in the year ended May 31, 2000, primarily for the acquisition of computer equipment for use in software development. We extended our $550,000 mortgage over our property by a further $150,000 to a total of $700,000 during the year ended May 31, 2000. We also borrowed additional funds from a third party under two separate notes, the terms of which resulted in the receipt of net proceeds of $120,000 with repayment of $155,000 within seven days from the dates of the loans. The terms of these loans have now been extended, and the liability has been incorporated into our Balance Sheet.

     We also incurred significant new debt in the year ended May 31, 2000, with some debt issued at significant discounts. We issued notes payable of approximately $685,000 and received $600,000 cash for those notes. As these notes have maturities of less than one year, the discount amount has been amortized as interest expense.

     We do not intend to require material capital expenditures in the short term. However, as discussed above, we will require cash to implement our new strategic direction. In August 2000, we entered into an agreement with a funding source to ensure that there will be an available reserve of cash to meet our short-term demands as they arise, and to assist us in more effective financial planning.

     In June 1999, we entered into an agreement with a third party to purchase certain technology. The terms of that agreement include an original purchase price for the software of $600,000. We had estimated at the time of purchase that an additional $275,000 would be required to complete development of the software. We paid $180,000 cash at the date of purchase but failed to make the $420,000 payment due on July 30, 1999. We received a 30-day extension of the July 30, 1999 due date by making a payment of $50,000 against the balance due and by issuing 120,000 shares of common stock to the seller of the software. We later made a determination that the software would require significant additional development above our original estimates and concluded that the capabilities of the software were misrepresented by the seller. As a result, we elected not to make the final payment of $370,000 and we have determined not to proceed with acquisition of the software. We have abandoned the project, and have made a write-off provision of $230,000 in the year ended May 31, 2000.

     On October 1, 1999, a $150,000 loan was arranged from the Hamburg Trust, interest rate for the first 90 days is 1.5% per month increasing to 2%, with interest payments due on the first of each month. On October 1, 1999 a further loan was obtained from Daniel Rehm for $70,000 with the same interest rates and payment structure. On October 21, 1999 a $90,000 loan was arranged from Daniel Rehm with an interest rate of 2% per month and payments due on the first of each month. Collateral for this loan is a second mortgage on our headquarters building, located at 125 S. 52nd Street, Tempe, AZ 85281. On November 3, 1999 a $65,000 loan was arranged from Daniel Rehm with an interest rate of 1.5% per month and payments due on the first of each month. Collateral for this loan is a second mortgage on our headquarters building, located at 125 S. 52nd Street, Tempe, AZ 85281. On October 15, 1999 a $310,000 loan was arranged from the Hamburg Trust with an interest rate of 1.75% per month, with payments due on the first of each month. Collateral for this loan is a second mortgage on our headquarters building, located at 125 S. 52nd Street, Tempe, AZ 85281.

     In January 2000, we undertook the raising of $1,124,500 through a private offering of restricted common stock, valued at $0.25 per share. This was fully subscribed, and we issued 4,438,000 shares in May, 2000. Based on the timing of the submission of a registration filing for the shares underlying this private offering, we were required to issue 100,000 additional shares of common stock for each week of filing delay, with the additional shares to be distributed proportionately to some of the subscribers, and to be included in the registration filing. As of August 28, 2000, we are obligated under this agreement to issue 3,000,000 additional shares, which will be included in a planned registration filing on Form SB-2. Each subscription to one share of our common stock also carried an entitlement of a warrant for one share of common stock at $1.50 per share, with the underlying shares to be included in the registration filing. We may redeem the warrants within a 30-month period from the effective date of the warrants. Redemption may occur when the closing price of our common stock exceeds $2.75 for five consecutive days in a 90-day period prior to our notice to the warrant-holder; the warrant-holder then has 30 days to exercise their warrant.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to affect our operating expenses materially. Although we have no plans to borrow additional funds, if we were to do this at variable interest rates, any increase in interest rates would increase our borrowed funds.

SEASONALITY

     Our operations are not affected by seasonal fluctuations, although our cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts. Management believes that the cash-flow of the two major product lines in our new strategic direction - BIZPAY and the COUNTERFEIT COP - will be very regular, and will be much less impact by large purchases or seasonal factors.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     WE HAVE A HISTORY OF NET LOSSES AND NEGATIVE CASH FLOWS. IF WE ARE UNABLE TO BECOME PROFITABLE IT IS UNLIKELY THAT WE WILL BE ABLE TO CONTINUE OUR OPERATIONS.

     We have sustained substantial and recurring losses and negative cash flows in each of the last three fiscal years ended May 31, 1998, 1999 and 2000. For these periods, we had aggregate net losses of $15,368,000. For the fiscal year ended May 31, 1999, we had a net loss of $4,946,000, and for the fiscal year ended May 31, 2000, we had a net loss of $7,343,000. We are also experiencing a significant working capital deficiency. Please see the discussion of "Material Changes in Financial Condition, Liquidity and Capital Resources" contained in "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-KSB.

     If we continue to sustain losses and negative cash flow, it is unlikely that we will be able to continue our operations. Our ability to become profitable primarily depends on our ability to generate significant revenue and improve the efficiency of our operations. Specifically, we must be able to generate substantial sales of our Counterfeit Cop product and complete development of our BizPay Suite and generate revenue from the sale of our BIZPAY products, once developed.

     WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY-GENERATED FUNDS BECAUSE OUR BUSINESS HAS GENERATED NEGATIVE CASH FLOW. WE WILL NEED TO GENERATE FUNDS INTERNALLY OR RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS DURING THE 2001 FISCAL YEAR.

     We have required, and will continue to require, substantial capital to fund our business operations. We expect to require additional funds to continue or to extend product development and marketing. We may obtain such additional financing through private placements of debt or equity through collaborative arrangements with our partners including, but not limited to, our international partners. If adequate funds are not available when required or on acceptable terms, we may be forced to delay, scale back, or eliminate our product development activities and sales and marketing efforts. If this were to become necessary, it could adversely affect our business, results of operations and our financial condition.

     THERE IS  SUBSTANTIAL  DOUBT  ABOUT  OUR  ABILITY  TO  CONTINUE  AS A GOING
CONCERN.

     We have made significant strides towards profitability, and we have three master distributor contracts in place for the COUNTERFEIT COP. However, we have a cash deficiency of approximately $3,500,000 from operations during the year ended May 31, 2000, and there can be no assurance that the contracts already in place will support us through a full year of operations.

     Our auditor's report indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because:

     *    we have incurred recurring material losses from operations;
     *    we have material current debt; and
     * we were involved in material litigation for which the outcome was uncertain.

     We cannot assure you that we will be able to generate internally or raise sufficient funds to continue our operations, or that our auditor's will not issue another going concern opinion. Our failure to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition and on our ability to continue as a going concern.

     Our consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue our operations.

     WE EXPECT THAT A SUBSTANTIAL NUMBER OF OUR SECURITIES WILL BE SOLD IN THE MARKET IN THE NEAR FUTURE. THIS COULD CAUSE OUR STOCK PRICE TO DECLINE SIGNIFICANTLY.

     The market price of our common stock could decline significantly if our existing stockholders sell shares of our common stock in the market. Such sales also may make it more difficult for us to raise capital in the future at a time and at a price that we deem appropriate. As of August 23, 2000, we had approximately 26,410,503 shares of common stock outstanding, which does not include the 4,498,000 shares issueable upon exercise of outstanding warrants under our January, 2000 private offering, or the 115,000 shares issueable upon exercise of outstanding warrants to the holders of our 6% Convertible Debentures. Subject to certain volume and other limitations, approximately 5,581,500 shares are currently eligible for sale under Rule 144, including 5,564,500 shares which are held by one of our affiliates, and approximately 748,012 shares are eligible for public sale without registration, pursuant to Rule 144.

     As of August 23, 2000, we also had outstanding options to purchase 4,708,150 shares of our common stock at a weighted average exercise price of approximately $1.29 per share. Further, we have filed Form S-8 registration statements under the Securities Act registering an aggregate of 10,500,000 shares of common stock issuable under our stock option plans, including the 4,708,150 options currently outstanding.

     As of August 17, 2000, up to an additional 2,652,739 shares of our common stock are issuable upon conversion of outstanding convertible debentures in the amount of $1,551,916, which includes principal, interest and liquidated damages.

     We also have 4,613,000 warrants outstanding for the purchase of our common stock. The weighted average purchase price of the outstanding warrants to purchase 4,498,000 shares of our common stock under our January, 2000 private offering is $1.50 per share. An additional 115,000 warrants are issuable to the holders of our 6% Convertible Debentures at a price equal to 110% of the average closing price of our common stock for five trading days preceding the date of exercise. The warrant-holders have until May 29, 2003 to exercise these warrants.

     OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR BIZPAY SOFTWARE IS CURRENTLY UNDER DEVELOPMENT AND IN THE EARLY STAGES OF IMPLEMENTATION. IF WE ARE UNABLE TO COMPLETE DEVELOPMENT OF OUR BIZPAY SOFTWARE OR A MARKET FOR OUR PRODUCTS AND SERVICES DOES NOT DEVELOP, WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

     A market for our products may not develop as anticipated, and we may not successfully execute our business strategy. We have a limited operating history upon which you can evaluate our business. Our BizPay software products are currently in the early stages of development and implementation. Until we complete development of our new BizPay software products, we will derive substantially all of our revenues from our Counterfeit Cop business. No further revenues are expected from the discontinued Year 2000 business, and, although we expect that revenues from the Counterfeit Cop will grow during fiscal 2001, these revenues may not be sufficient to enable us to continue to fund our operations. If we are unable to complete the development of our BizPay products or if the market does not accept these products, we will have difficulty generating the revenue we need to continue doing business.

     OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR FUTURE REVENUES. ACCORDINGLY, WE MAY ACHIEVE A LEVEL OF REVENUES THAT IS LOWER THAN WE EXPECT, WHICH WOULD RESULT IN GREATER THAN EXPECTED LOSSES.

     As a result of our limited operating history with our Business Products division, it is difficult to accurately forecast future revenues. We may be unable to adjust our spending in a timely manner to adjust for any unexpected revenue shortfall. Also, we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to adjust for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet customer demand in excess of our expectations.

     OUR HISTORICAL FINANCIAL RESULTS ARE NOT MEANINGFUL TO AN ANALYSIS OF OUR CURRENT BUSINESS.

     The financial data included in this document covers periods prior to the transition from our Year 2000 business to our new business, which comprises Counterfeit Cop and our BizPay software products, which are still under development. Accordingly, our historical financial data is not necessarily meaningful to an analysis of our current and future business operations. For example, Year 2000 services accounted for 96% of our total revenue during the year ended May 31, 1999 and 58% during the year ended May 31, 2000. Because we will no longer receive revenues from the Year 2000 operations, our revenues in future periods will be substantially less than prior periods unless we are able to replace the lost revenues from the Year 2000 business with new business.

     IN ORDER TO SUSTAIN OUR VIABILITY OVER THE NEXT FEW YEARS, WE WILL NEED TO DEVELOP NEW PRODUCTS.

     The successful development of any new products is dependent on a number of factors, including our ability to develop acceptable products, to anticipate future changes and the demands of applicable markets, the retraining or hiring necessary personnel, and our ability to provide sufficient capital either from internally generated revenues or external sources to properly fund the development of new products. Also, if we do not complete the development of new products, we will need to seek other opportunities to replace the revenues generated by our Year 2000 and software services businesses.

     We have not yet released the initial version of our new BizPay software product. We may encounter difficulties in completing the BizPay product line or in expanding such product line once initial development is completed. If we are unable to complete development of our BizPay product line, we will not be able to generate the level of revenue we are expecting and may have difficulty funding our operations. Any failures to anticipate product opportunities in our market areas, or any delays in developing and releasing new products, could have a material adverse effect on our business, results of operations and our financial condition.

     IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND WE COULD LOSE CUSTOMERS.

     To be competitive, we must enhance and improve the functionality and features of our products. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing products and systems may become obsolete. Ongoing development of our technology entails significant expense and technical risks. The markets for counterfeit detection devices and for Internet and electronic commerce products and services are characterized by rapidly changing technologies, resulting in rapid product obsolescence and short product life-cycles. Accordingly, our success is dependent on our ability to anticipate technological changes and business opportunities, and to conditionally identify, obtain and successfully market new products and services that utilize evolving technologies and that satisfy customer preferences and industry requirements. We cannot be certain that present or future competitors will not market products and services which have actual or perceived advantages over ours or which render our products and services obsolete or less marketable.

     IF WE FAIL TO ESTABLISH AND MAINTAIN A CLEAR ADVANTAGE OVER OUR COMPETITORS, WE WILL HAVE DIFFICULTY IN CAPTURING OR RETAINING AN ADEQUATE MARKET SHARE TO ENSURE ACCEPTANCE OF OUR PRODUCTS AND THEIR CONTINUING MARKET PENETRATION. FAILURE TO COMPETE EFFECTIVELY IN OUR MARKET WILL LEAD TO REDUCED SALES, WHICH WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The business products industry is extremely competitive and has relatively low barriers to entry. With the COUNTERFEIT COP, we compete primarily with three main classes of products:

     - chemical-based pen-type scanners. The market leader is Money Tester, although there are several other products, all of which are relatively inexpensive, and there is a very low barrier to entry of the market. The main difference of these products to the COUNTERFEIT COP is that they are severely restricted in function, being able to detect only a limited set of counterfeit features, and only on paper;
     - ultra-violet light-based. There are at least two other products which compete directly with COUNTERFEIT COP. In each case, the COUNTERFEIT COP clearly exceeds the functionality of the other products, or is considerably easier and more efficient to use, and also provides significant improvements in effective operational performance and life;
     - ink-checking and micro-writing detection. We have examined the two main competitors in this area. As with the ultra-violet competitors, these products do not provide the range of detection functionality or ease of use that is available as standard with the COUNTERFEIT COP, and each requires multiple steps to gain results which are less than those provided as standard by the COUNTERFEIT COP.

     In order to compete effectively, we have deliberately sought to incorporate into the COUNTERFEIT COP all of the desirable features of our competitors' products, and to provide a product which exceeds all competitive performance and efficiency standards.

     With BIZPAY, the primary competition is in three major categories:

     - 'person-to-person' transaction services, such as PayPal.com (X.com), ProPay.com, PayMe.com, and BillPoint.com (eBay.com). Several of these competitors have established partner relationships with major banks and financial institutions, as we are seeking to do with BIZPAY; however, their concentration is almost exclusively directed to the individual's requirement to transfer money electronically. BIZPAY is designed to facilitate the merchant side of an electronic sales transaction while also providing full service and protection to the individual/buyer. We expect that one or more of these competitors will move to extend their service offering to include merchant features, but we also believe that we will have a time and market position advantage due to the early release of the merchant features.
     - `paper-payment' replacement. Services such as PayMyBills.com and PayTrust.com (which has American Express and AT&T Ventures among its backers) are providing an online alternative to check payments. BIZPAY will not incorporate this feature in its initial release, although it will be introduced in later versions;
     - individual service providers. There are several companies which now market specific functions to other, larger companies - either software aggregators preparing larger software offerings, or financial groups seeking to develop their own solution. Most of these companies are small, with limited funding, and easily absorbed by larger entities. They provide an innovative and rapidly-growing range of specialist services. On their own, none of them represents a major competitive threat to BIZPAY; however, the incorporation of these new features into our products will provide BIZPAY with a competitive edge, and will forestall competition from aggregators.

     While all competitive services offer one or more of the three major e-commerce transactions (parson-to-person, consumer-to-business, and business-to-business), BIZPAY offers all three and has also identified and incorporated a wide and distinctive variety of other features which enable it to exceed any of the alternative products or services in functionality and features. Additionally, we have deliberately sought to include all of the standard `links' to other competitive products and developing standards to ensure that BIZPAY will not become a victim of proprietary technology.

     We expect that BIZPAY will compete successfully with less functional systems such as PayPal and Ebay's BillPoint, which we believe will present only a basic level of competition. We are aware that major credit-card processing companies have sufficient technical capacity to develop an alternative system to BIZPAY, should they decide to enter this market; to date, most have preferred to use external developers or to partner with other financial-services groups to gain size and efficiency advantages. We expect this trend to continue, and we are seeking to position BIZPAY to benefit from this approach. In August, 2000, we signed a Memorandum of Understanding with Cardservice International for a joint venture involving the formation of BizPay USA, Inc. Both companies will use this new company as a vehicle to support and facilitate the roll-out of the BIZPAY SUITE through the U.S. domestic market.

     We must compete effectively and continually with established products and services, and we must create and maintain profitable business relationships and partnerships with major industry participants. We must also provide a service which is cost-effective and able to discourage competition from other members of the financial-services industry with substantially stronger financial reserves than ourselves.

     OUR FAILURE TO MAINTAIN OUR RELATIONSHIP WITH THE SUPPLIER OF OUR COUNTERFEIT COP PRODUCT WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     We are dependent upon a third party supplier for manufacture of our Counterfeit Cop products. Our supplier generally can cancel or modify its agreements with us upon no or relatively short notice. In addition, any decline in the quality of our Counterfeit Cop products could adversely affect our reputation. The untimely loss of the manufacturer of our Counterfeit Cop, or a change in any favorable pricing agreements with the manufacturer, would negatively impact the cash flow we receive from our operations.

     IF WE ARE UNABLE TO MANAGE CHANGE AND ANY FUTURE GROWTH, OUR BUSINESS MAY BE HARMED.

     We cannot be certain that our systems, procedures and controls will be adequate to support any expansion of our operations. Any future growth also will impose significant added responsibilities on members of our senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified or retained by us. If our new management team fails to manage and grow the changing business lines successfully and profitably, or fails to guide us in our new strategic direction, there would be a material adverse impact on our business, results of operations and our financial condition.

     Factors affecting our ability to grow internally include, but are not limited to:

     *    customer acceptance of our products under development;
     *    the ability to expand our customer base;
     *    the ability to expand the products offered;
     *    continued relationships with certain suppliers;
     *    the ability to recruit and retain qualified sales personnel; and
     *    continued access to capital.

     THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS WOULD BE DIFFICULT TO REPLACE IN THE EVENT WE LOSE THEIR SERVICES.

     The further success of our new strategic direction depends largely on the skills, experience and performance of some key members of our senior management and technical personnel, and on our ability to attract, train, motivate and retain personnel who provide the business strategy, technology, marketing and creative skills required by our clients. We believe that there is a shortage of, and significant competition for, professionals with the advance technological skills necessary to perform the services related to e-commerce products and services. To address this problem, we have transferred employees from other technical areas to our e-commerce business, and we are engaged in the necessary training in new technology and new skills sets applicable to e-commerce technology. Once trained, such individuals will be in higher demand because of their new skill-sets. Additionally, not all of our current personnel will be able to acquire the skills necessary to transition to our new business. We cannot be certain we will be successful in attracting, transitioning or retaining qualified technical personnel in the future. The loss of one or more of our key personnel could have a material adverse effect on our business, results of operations and financial condition.

     WE HAVE NEVER PAID DIVIDENDS AND WE DO NOT EXPECT TO PAY ANY DIVIDENDS IN THE NEAR FUTURE. AN INVESTOR SHOULD NOT RELY ON DIVIDENDS TO BE PAID ON THE COMMON STOCK AS A SOURCE OF INCOME.

     We intend to retain any future earnings in order to finance our planned operations and to implement our business plan. A potential purchaser of the common stock should not rely on dividends from the common stock offered hereby as a possible source of income.

     THE MARKET PRICE OF OUR COMMON STOCK FLUCTUATES SUBSTANTIALLY. YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK QUICKLY AT THE CURRENT MARKET PRICE.

     The market price of our common stock has been highly volatile and will likely fluctuate significantly. Attempts to purchase or sell relatively small amounts of our common stock could cause the market price of our common stock to fluctuate significantly. Low trading volume levels may also affect our stockholders' ability to sell shares of our common stock quickly at the current market price. In addition, sales of substantial amounts of our common stock, or the perception that such sales could occur, would adversely affect the prevailing market prices for our common stock. In addition, OTC Bulletin Board or Nasdaq equity securities trading under five dollars ($5.00) per share which fail to meet certain minimum net tangible asset or average revenue criteria are subject to the requirements of the rules relating to "Penny Stocks" under
Section 15(g) of the Exchange Act, which impose additional disclosure requirements upon broker-dealers in connection with any trades involving such stock. Such securities may also become subject to Rule 15g-9 under the Exchange Act, which imposes certain sales practice requirements upon broker-dealers involving the suitability of customers to buy the stock. The additional burdens imposed upon broker-dealers should our common stock become subject to such requirements could discourage them from effecting transactions in our common stock and/or affect their ability to effect such transactions. In such event, the market liquidity of our common stock could be materially adversely affected.

     OUR  RESULTS  MAY  BE  ADVERSELY  AFFECTED  BY  OUR  FUTURE   INTERNATIONAL
OPERATIONS.

     We anticipate that international business will account for a growing portion of our revenues in 2001, and that it will continue to be a material component of our success in the future. While there are very substantial areas of worldwide commonality in Internet-based technologies and practices, there are special risks inherent in international markets, including:

     *    unexpected changes in regulatory requirements;
     *    difficulties in staffing and managing foreign operations;
     *    political instability;
     *    potentially adverse tax consequences;
     *    potentially adverse business customs, practices and norms;
     *    differences in accounting practices;
     *    longer payment cycles;
     *    problems in collecting accounts receivable;
     *    fluctuations in currency exchange rates; and
     * seasonal reductions in business activity during the summer months in Europe.

     Any  of  these  factors   could  impact   adversely  the  success  for  our
international operations.

     OUR INTELLECTUAL PROPERTY IS SUBJECT TO MISAPPROPRIATION.

     Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily upon confidentiality procedures, trade secrets and trademark and trade-name laws to protect our intellectual property rights. We generally enter into confidentiality agreements with our customers, key employees and marketing partners, and generally control access to our technology, software and other proprietary information. Despite these precautions, it may be possible for competitors or customers to copy all of or part of our technology, or to obtain information that we regard as proprietary from us. Furthermore, we cannot be certain that others will not independently develop technology similar to that which we are developing or planning. Although we intend to defend our intellectual property, we cannot be certain that the steps we have taken to protect our proprietary information will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

     WE MAY BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH COULD HARM OUR BUSINESS.

     Our operations may be subject to various state and federal regulations. Because electronic commerce in general, and our products and services in particular, are so new, the application of many of these regulations, including regulations relating to banking, credit card transactions and Internet transactions, is uncertain and difficult to interpret. The agencies responsible for the interpretation and enforcement of these regulations could amend those regulations or issue new interpretations of existing regulations. It is also possible that new legislation may be passed that imposes additional burdens. Any such change could lead to increased operating costs and could also reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance. In addition, it is possible that new laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services and increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition or operating results.

ITEM 7. FINANCIAL STATEMENTS

     Our Consolidated Financial Statements are filed as part of this Annual Report. See Index to Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

     The information set forth under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be filed for its Annual Meeting of Stockholders to be held in November, 2000, pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information set forth under the caption "EXECUTIVE COMPENSATION" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN TRANSACTIONS

     The information set forth under the caption "CERTAIN TRANSACTIONS" in the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements

               Consolidated Balance Sheets as of May 31, 2000.

               Consolidated Statements of Operations for year ended May 31, 2000 and May 31, 1999.

               Consolidated Statements of Stockholders' Deficit for the year ended May 31, 2000 and May 31, 1999.

               Consolidated Statements of Cash Flows for the year ended May 31, 2000 and May 31, 1999.

               Notes to Consolidated Financial Statements

               Report of Independent Public Accountants

               Statement of Management's Responsibility

          (2)  Financial Statement Schedules

               No financial statement schedules are included since this is not applicable, not required, or is included in financial statements or notes thereto.

          (3) The list of Exhibits which are filed with this report or which incorporated by reference herein is set forth in the Exhibit Index, which appears following the Consolidated Financial Statements, which Exhibit Index is incorporated herein by reference.

     (b)  On March 22, 2000, we filed a Current  Report on Form 8-K,  disclosing
          our  settlement  of  all  litigation   with  the  holders  of  our  6%
          convertible debentures, due in 2003, and terms of that settlement.

                                   SIGNATURES

     In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this registration statement to be signed on its behalf by the undersigned, in the City of Tempe, State of Arizona, on August 28, 2000.

                                        CONSYGEN, INC.


                                        By: /s/ A. Lewis Burridge
                                            ------------------------------------
                                            A. Lewis Burridge, President and
                                            Chief Executive Officer

EXHIBITS


                          Annual Report on Form 10-KSB
                               Item 8, Item 14(a)

                          -----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         ------------------------------

                             YEAR ENDED MAY 31, 2000

                                 ConSyGen, Inc.

                                 TEMPE, ARIZONA

                                                                     Page Number
                                                                     -----------

Report of Independent Accountants                                        F-2

Consolidated Balance Sheets as of May 31, 2000.                          F-3

Consolidated Statements of Operations
for year ended May 31, 2000 and May 31, 1999.                            F-4

Consolidated Statements of Stockholders' Deficit
for the year ended May 31, 2000 and May 31, 1999.                        F-5

Consolidated Statements of Cash Flows for
the year ended May 31, 2000 and May 31, 1999.                            F-6

Notes to Consolidated Financial Statements                               F-8

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
ConSyGen, Inc.

We have audited the accompanying consolidated balance sheet of ConSyGen, Inc. and its subsidiary as of May 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConSyGen, Inc. and its subsidiary as of May 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring material losses from operations, has not generated significant revenue from its new product lines and has material current debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ KING, WEBER & ASSOCIATES, P.C.


Phoenix, Arizona
August 15, 2000

                                 CONSYGEN, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                      May 31,
                                                                       2000
                                     ASSETS                        ------------
Current Assets:
   Cash and Cash Equivalents                                       $      3,605
   Accounts Receivable                                                   49,462
   Inventory                                                            412,338
   Prepaid Expenses                                                      24,855
   Other Current Assets                                                  13,043
                                                                   ------------
       Total Current Assets                                             503,303
                                                                   ------------
Property and Equipment - Net                                          1,230,928
                                                                   ------------
Other Assets:
   Net Debt Issuance Costs                                              212,676
   Other Assets                                                          41,306
                                                                   ------------
       Total Other Assets                                               253,982
                                                                   ------------
Total Assets                                                       $  1,988,213
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable                                                $    335,477
   Notes Payable                                                        413,369
   Accrued Payroll and Related Liabilities                              346,825
   Other accrued liabilities                                            929,408
   Capital Lease - Current Portion                                       21,740
   Mortgage - Current Portion                                           754,665
                                                                   ------------
       Total Current Liabilities                                      2,801,484

Convertible Debentures                                                1,838,000
Capital lease - Long Term Portion                                        48,828
Mortgage - Long Term Portion                                            521,508
                                                                   ------------
       Total Liabilities                                              5,209,820
                                                                   ------------
Commitments & Contingencies

Stockholders' Deficit :
   Common Stock, $.003 par Value, Authorized
     40,000,000 Shares, Issued 24,003,361                                72,010
   Additional Paid-in Capital                                        31,171,438
   Accumulated Deficit                                              (34,065,055)
   Treasury Stock, at cost (70,000 shares)                             (400,000)
                                                                   ------------
       Total Stockholders' Deficit                                   (3,221,607)
                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $  1,988,213
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For The Year Ended May 31,
                                             ----------------------------------
                                                 2000                   1999
                                             ------------          ------------

Revenues                                     $    146,424          $     33,380
                                             ------------          ------------
Costs and Expenses:
   Cost of Sales                                   45,228                 4,526
   Software Research and Development              360,000               622,134
   Selling, General and Administrative
     Expenses                                   6,262,267             3,955,674
   Interest Expense                               663,445               227,046
   Depreciation and Amortization                  166,626               203,863
                                             ------------          ------------
       Total Costs and Expenses                 7,497,566             5,013,243
                                             ------------          ------------
Loss from Operations                           (7,351,142)           (4,979,863)

Interest Income                                    22,474               131,131
                                             ------------          ------------

Loss from Continuing Operations              $ (7,328,668)           (4,848,732)

Loss from Discontinued Operation                  (14,154)              (97,073)
                                             ------------          ------------

Net Loss                                     $ (7,342,822)         $ (4,945,805)
                                             ============          ============
Loss Per Common Share:
   Weighted Average Common Shares
     Outstanding                               17,461,779            15,363,146
                                             ============          ============
Basic:
   Continuing Operations                     $      (0.42)         $      (0.32)
   Discontinued Operations                              *                     *
                                             ------------          ------------
                                                    (0.42)                (0.32)
                                             ============          ============
Diluted:
   Continuing Operations                     $      (0.42)         $      (0.32)
   Discontinued Operations                              *                     *
                                             ------------          ------------
                                                    (0.42)                (0.32)
                                             ============          ============

* - Less than $0.01

    The accompanying notes are an integral part of the financial statements.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999


                                  Common Stock        Additional                                      Total
                              ---------------------     Paid-In      Accumulated     Treasury      Stockholders'
                                Shares      Amount      Capital        Deficit        Stock      Equity (Deficit)
                              ----------    -------   ------------   -------------   ---------   ----------------
Balance - June 1, 1998        15,407,653    $46,223   $ 25,134,310   $(21,776,428)   $(400,000)    $ 3,004,105

Issuance of Common Stock -
 Stock Options Exercised          67,448        202         89,728             --           --          89,930

Net Loss                              --         --             --     (4,945,805)          --      (4,945,805)
                              ----------    -------   ------------   ------------    ---------     -----------
Balance - May 31, 1999        15,475,101    $46,425   $ 25,224,038   $(26,722,233)   $(400,000)    $(1,851,770)

Issuance of Common Stock -
 Stock Options Exercised         836,363      2,509        610,247             --           --         612,756

 Issued for Cash               4,438,000     13,314        941,186             --           --         954,500

Conversion of Debentures       1,871,897      5,616      2,002,717             --           --       2,008,333

Issued to consultants as
 consideration for services    1,382,000      4,146      1,228,902             --           --       1,233,048

Employee compensation for
 stock options granted                --         --      1,164,348             --           --       1,164,348

Net Loss                              --         --             --     (7,342,822)          --      (7,342,822)
                              ----------    -------   ------------   ------------    ---------     -----------
Balance - May 31, 2000        24,003,361    $72,010   $ 31,171,438   $(34,065,055)   $(400,000)    $(3,221,607)
                              ==========    =======   ============   ============    =========     ===========

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For The Year Ended May 31,
                                                           ------------------------------
                                                              2000               1999
                                                           -----------        -----------
Cash Flows from Operating Activities:
 Net Loss                                                  $(7,342,822)      $(4,945,805)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
   Depreciation                                                182,875           140,962
   Stock Issued for Consultants for Services                 1,233,048                --
   Loss from discontinued operation                             14,154            97,073
   Value of employee stock options recognized
     as compensation expense                                 1,164,348                --
   Write-off of investment in technology                       230,000                --
   Loss on disposal of property and equipment                    6,032                --
   Amortization of Debt Issuance Costs                          64,400            62,901
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                                       (49,462)           54,467
     Inventory                                                (251,018)         (161,320)
     Prepaid Expenses and Other Assets                         (30,081)          (22,436)
     Accounts Payable                                          285,151           (62,614)
     Accrued Payroll and other Liabilities                     984,980           428,716
                                                           -----------       -----------
Net Cash Provided/(Used) by Continuing Operations           (3,508,395)       (4,408,056)
Net Cash Provided/(Used) by Discontinued Operations             (5,720)          157,001
                                                           -----------       -----------
Net Cash Provided/(Used) by Operating Activities            (3,514,115)       (4,251,055)
                                                           -----------       -----------
Cash Flows from Investing Activities:
 Redemption/(purchase) of certificate of deposit as
   collateral on letter of credit                              467,208          (467,208)
 Investment in technology                                     (230,000)               --
 Proceeds from sale of property and equipment                    2,975                --
 Purchases of property and equipment                           (95,561)         (240,638)
                                                           -----------       -----------
Net Cash Provided/(Used) by Investing Activities               144,622          (707,846)
                                                           -----------       -----------
Cash Flows from Financing Activities:
   Payments on Capital Lease Obligations                       (14,008)          620,640
   Proceeds from Sale of Common Stock                          954,500                --
   Proceeds from Debt Collateralized by Building               740,000                --
   Payments on Mortgage Payable                                (12,827)               --
   Payments on Notes Payable                                   (72,987)           (3,795)
   Proceeds of Loans payable -- Related Parties                458,256                --
   Payments of Loans payable -- Related Parties                (31,900)               --
   Payments of Debt Financings                                      --                --
   Proceeds of Stock Options Exercised                         612,756            89,930
                                                           -----------       -----------
Net Cash Provided/(Used) by Financing Activities             2,633,790           706,775
                                                           -----------       -----------
Net Increase/(Decrease) in Cash and Cash Equivalents          (735,703)       (4,252,126)

Cash and Cash Equivalents -- Beginning of Period               739,308         4,991,434
                                                           -----------       -----------
Cash and Cash Equivalents -- End of Period                 $     3,605           739,308
                                                           ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                      For The Year Ended May 31,
                                                    ----------------------------
                                                       2000            1999
                                                    -----------     -----------
Supplemental Cash Flow Information:

Cash Paid for Interest                              $   165,458     $     6,988
                                                    ===========     ===========
Cash Paid for Income Taxes                          $        --     $        --
                                                    ===========     ===========
Supplemental Disclosure of Non-Cash
 Financing Activities:

Conversion of Debt                                  $ 1,662,000     $        --
                                                    ===========     ===========
Issuance of Common Stock as payment of
 accrued interest on Convertible Debentures         $   168,351     $        --
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

HISTORY OF CONSYGEN, INC.

     ConSyGen, Inc., a Texas Corporation ("ConSyGen-Texas'), was incorporated on September 28, 1988 as C Square Ventures, Inc. ConSyGen-Texas was formed for obtaining capital in order to take advantage of domestic and foreign business opportunities, which might have profit potential. On March 16, 1989, ConSyGen-Texas (then C Square Ventures, Inc.) completed an initial public offering.

     On September 5, 1996, ConSyGen-Texas acquired 100% of the issued and outstanding shares of ConSyGen, Inc., a privately held Arizona corporation formed on October 11, 1979 ("ConSyGen-Arizona") ("the acquisition"). On June 25, 1996, International Data Systems, Inc. changed its name to ConSyGen, Inc. In connection with the acquisition, ConSyGen-Texas issued an aggregate of 9,275,000 shares of its common stock directly to the stockholders of ConSyGen-Arizona in exchange for all of the issued and outstanding shares of ConSyGen-Arizona (see Notes 11 and 12). As a result of the acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas. The transaction has been treated as a reverse acquisition (purchase) with ConSyGen-Arizona being the acquirer and ConSyGen-Texas being the acquired company. Subsequent to the acquisition, ConSyGen-Texas changed its name to ConSyGen, Inc. ConSyGen-Texas and its wholly-owned subsidiary ConSyGen-Arizona are hereafter collectively referred to as the "Company".

DESCRIPTION OF BUSINESS

     The Company had previously concentrated its efforts rendering automated software conversion services, including "year 2000" remediation services. As the market for those services began to diminish, the Company began research and development of other software product. The Company also introduced a counterfeit detection device called the Counterfeit COP. As of May 31, 2000, the Company has not generated significant revenue from new software products. Revenue from continuing operations for the year ended May 31, 2000 represents sales of the Counterfeit COP product. The Company sells the Counterfeit Cop product to distributors with national distribution channels.

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations and has had difficulty meeting its short-term obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining adequate financing. The Company has made significant strides towards profitability, and has three master distributor contracts in place for the Counterfeit Cop. However, the Company has incurred a cash deficiency of approximately $3,500,000 from operations during the year ended May 31, 2000, and there can be no assurance that the contracts already in place will support the Company through a full year of operations. Management is attempting to raise additional capital from various sources and is positioning the Company to move into other product lines and technologies. However, there can be no assurances that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

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

RECLASSIFICATIONS

     Certain items in prior year financial statements have been reclassified to conform to the current period presentation.

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

DEBT ISSUANCE COSTS

     Costs associated with the Company's debt financing transactions have been capitalized. Such costs are being amortized over the terms of the related agreements. At May 31, 2000, debt issuance costs are amortized over a 5 to 15 year period.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

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

FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, debentures, notes payable, mortgage debt and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements. Because the mortgage debt was recently incurred, the estimated fair value of the mortgage debt approximates the outstanding principal balance at May 31, 2000. The fair value of the related party notes payable cannot be estimated because of the affiliated nature of the agreements. The fair value of the convertible debentures could not be estimated because of the convertible features of the debentures and the matters discussed in Note 6.

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

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. In 1998, the Company adopted SFAS No. 128 EARNINGS PER SHARE the effect of such was not material.

     Convertible debt (Note 6) and outstanding options (Note 10) were not considered in the calculation for diluted loss per share for the years ended May 31, 2000 and 1999 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted loss per share from continuing operations:

                                                                     Per                                Per
                                           (Loss)        Shares     share      (Loss)        Shares    share
                                           ------        ------     -----      ------        ------    -----
Net (Loss)                               $(7,342,822)                        $(4,945,805)
Preferred stock dividends                         --
Discontinued operations                       14,154                              97,073
                                         -----------                         -----------
Loss from continuing operations           (7,328,668)                         (4,848,732)

BASIC LOSS PER SHARE

Loss available to common stockholders    $(7,328,668)  17,461,779   $(0.42)  $(4,848,732)  15,363,146  $(0.32)
                                         -----------   ----------   ------   -----------   ----------  ------
Effect of dilutive securities                    N/A                                 N/A

DILUTED LOSS PER SHARE                   $(7,328,668)  17,461,779   $(0.42)  $(4,848,732)  15,363,146  $(0.32)
                                         -----------   ----------   ------   -----------   ----------  ------

     Debentures convertible to 1,584,673 shares of common stock and options and warrants to purchase 5,382,102 shares of common stock were outstanding at May 31, 2000. Debentures convertible to 3,051,929 shares of common stock and options and warrants to purchase 2,109,260 shares of common stock were outstanding at May 31, 1999. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

ADVERTISING EXPENSES

     The Company expenses its advertising expenses as incurred. Advertising expense totaled $29,609 and $301,970 for the years end May 31, 2000 and 1999 respectively. Advertising expense is included in selling general and administration expenses in the accompanying statements of operations.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    2000
                                                                 ----------
     Land                                                        $  152,792
     Building and improvements                                      743,511
     Computers                                                      668,560
     Furniture and fixtures                                         141,711
     Automobile                                                      20,171
                                                                 ----------
                                                                  1,726,745
                                                                 ----------
     Less: Accumulated depreciation                                 495,817
                                                                 ----------
                                                                 $1,230,928
                                                                 ==========

     Total property and equipment includes $69,699 under capital leases at May 31, 2000. Related accumulated amortization on these leases was $16,131.

NOTE 4 - NOTES PAYABLE

     Notes payable consist of the following:

          May 31, 2000

     Note payable, bearing interest at 10% per
     Annum, no stated maturity and unsecured.                    $   30,000

     Note payable, non-interest bearing, payable
     on demand, and unsecured. As additional
     consideration to the lender for making the
     loan, the Company issued 25,000 shares of
     its common stock to the lender.                                 25,000


     Note payable, non-interest bearing,
     payable on demand and unsecured.                                 5,000

     Notes payable to officers and directors,
     non-interest bearing, payable on demand,
     and unsecured.                                                 278,369

     Note payable, due January 1, 2000 interest
     at 24% per annum, collateralized by a personal
     guarantee by a director.                                        75,000
                                                                 ----------
          Total notes payable                                    $  413,369
                                                                 ==========

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 5 - MORTGAGE

     On April 6, 1999, the Company obtained a mortgage on its building for $550,000. The loan bears interest at 13% and is payable over a 15-year period in monthly principal and interest payment of $6,959.

In the year ended May 31, 2000, the Company borrowed additional amounts from outside parties using the building and related land as collateral on such borrowings. During the year ended May 31, 2000, the Company borrowed $740,000 and provided second mortgages on such amounts. The notes bear interest ranging from 18% to 24% per annum. These notes also were issued at discounts totaling $158,776. Due to the short term nature of the debt, the discounts have been amortized as interest expense in the accompanying statement of operations for the year ended May 31, 2000.

The following represents future principal payments for mortgages and other debt for the years ending May 31:

                                                      Convertible
                         Mortgage     Notes Payable   Debentures        Total
                        -----------    ----------     -----------    -----------
2001                    $   754,665    $  413,369     $        --    $ 1,168,034
2002                         16,689                                       16,689
2003                         18,993                     1,838,000      1,856,993
2004                         21,614                                       21,614
2005                         24,598                                       24,598
thereafter                  439,614            --              --        439,614
                        -----------    ----------     -----------    -----------
Total                     1,276,173       413,369       1,838,000      3,527,542
Less current portion        754,665       413,639              --      1,168,034
                        -----------    ----------     -----------    -----------
Long-term portion       $   521,508    $       --     $ 1,838,000    $ 2,359,508
                        ===========    ==========     ===========    ===========

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

     The Company entered into a dispute with the four debenture holders in September 1998. The holders submitted requests for conversion of the debentures and the Company would not honor that request. The dispute had led to claims and counter claims filed by both parties in Canadian and U.S. courts. On April 11, 2000, the Company entered into a settlement agreement with the debenture holders settling all claims by all parties. The Company agreed to honor the terms of the debentures and to pay damages to the debenture holders of $350,000. The damages may be paid in shares of the Company's common stock. During the year ended May 31, 2000, principal amounts of the debentures totaling $1,662,000 were converted to 1,548,678 shares of the Company's common stock. Additionally, the Company issued 323,219 shares of its common stock as payment of accrued interest and damages.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases certain computer equipment under a non-cancelable operating lease, which expires in 2002. Rental expense under this operating lease was $4,240 for the year ended May 31, 2000. Future minimum rental commitments are as follows for the years ended May 31:

          2001                                           $ 25,437
          2002                                             21,198
                                                         --------
            Total                                        $ 46,635
                                                         ========

CAPITAL LEASES

     The Company leased certain software, computer and other equipment under capital leases. Future minimum lease payments are as follows for the years ended May 31:

          2001                                           $ 32,355
          2002                                           $ 26,481
          2003                                           $ 19,215
          2004                                           $ 12,717
                                                         --------
Total                                                    $ 90,768
Less amount representing interest                          20,200
                                                         --------
Present value of minimum lease payments                    70,568
Less current portion                                       21,740
                                                         --------
Long-term portion                                        $ 48,828
                                                         ========

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

PURCHASE COMMITMENT

     The Company has committed to pay certain creditors what are effectively royalties on the basis of sales of the Counterfeit Cop. On one such agreement, the Company has committed to a minimum payment of $75,000 regardless of the sales of the product. The $75,000 is accrued at May 31, 2000.

LEGAL PROCEEDINGS

     On August 10, 1999, Thomas S. Dreaper, former President and CEO of ConSyGen, Inc. served an action which was filed in the United States District Court for the District of Nevada against the Company and A. Lewis Burridge, its President and CEO to receive indemnification in regards to lawsuit filed by ConSyGen $3.5 million debenture holders, reimbursement of expenses he has incurred, for damages for breach of the indemnification contract in an amount in excess of $75,000 and exemplary and punitive damages in an amount in excess of $1,000,000. The claims against the Company by the debenture holders have been settled. However, the plaintiff continued to make claims against the Company including the $75,000 discussed above and a claim for 1,000,000 options to purchase the Company's common stock at $1 per share. The Company intends to vigorously defend its positions. The case is likely to be scheduled for trial in 2001 but the outcome of this litigation cannot yet be estimated.

     The Company entered into a dispute with a customer whereby the customer has claimed breach of contract for various reasons for services performed by the Company. The customer has made claims of $1,060,600. The Company agreed to settle the case by dropping its claim for the $97,400 balance in accounts receivable due from this customer. The customer made a counter offer to settle for the balance of the accounts receivable balance plus $100,000. The court has requested that the parties enter arbitration to settle the matter. The Company intends to vigorously defend its positions. The outcome of this litigation cannot yet be estimated.

CONCENTRATION OF CREDIT RISK

     The Company's cash, cash equivalents and accounts receivable are subject to potential credit risk. The Company's cash management and investment policies restrict investments to highly-liquid investments. The Company's net accounts receivable includes estimates for uncollectable balances. At May 31, 2000, the Company has provided an allowance of $97,400 for a single customer. Approximately 58% of the net accounts receivable balance at May 31, 2000, is comprised by a balance due from one customer.

NOTE 8 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     A deferred tax liability of $20,450 existed at May 31, 2000, relating to book and tax differences in the bases of property and equipment.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

     A deferred tax asset at May 31, 2000 totaling $11,185,000 was primarily offset by a valuation allowance of $11,165,000 and the deferred tax liability. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $10,630,000 of the deferred tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the compensated absences, deferred compensation to employees related to stock options totaling $499,496 and allowances on accounts receivable of $55,520. The Company has federal and state net operating loss carryforwards of $27,024,000 at May 31, 2000. The federal loss carryforwards expire in 2010 through 2019 and state loss carryforwards expire 2000 through 2004.

     Income taxes for years ended May 31:

                                                   2000           1999
                                                -----------    -----------
     Current Benefit                            $ 3,051,000      2,091,000
     Deferred Benefit (Provision)                (3,051,000)    (2,091,000)
                                                -----------    -----------
     Net income tax provision                   $       -0-            -0-
                                                ===========    ===========

     The income tax benefit of $3,051,000 and $2,091,000 generated for the years ended May 31, 2000 and 1999 respectively were offset by increases in the valuation allowance of $3,051,000 and $2,078,000 respectively. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                           2000                    1999
                                     ------------------     ------------------
Federal statutory rates              $(2,484,181)   (34)%   $(1,682,604)   (34)%
State income taxes                      (584,413)    (8)%      (395,907)    (8)%
Valuation allowance for operating
  loss carryforwards                   3,051,216     42%      2,078,818     42%
Other                                     17,348     --%           (307)    --%
                                     -----------   ----     -----------   ----
Effective rate                       $       -0-    -0-%    $       -0-    -0-%
                                     ===========   ====     ===========   ====

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

TREASURY STOCK

     In March 1998, the Company purchased 70,000 shares of its common stock for $400,000 in cash from a former consultant.

COMMON STOCK

     During the year ended May 31, 2000, the Company issued shares of its common stock to certain consultants as consideration for services rendered by those consultants. A total of 1,382,000 shares were issued in these transactions. The transactions were valued at the trading price of the Company's common stock at the date on which the transactions were committed. The value of $1,233,048 represents the trading value net of a 10% discount applied for trading restrictions on the stock issued.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

WARRANTS

     The Company has issued warrants to purchase common stock. At May 31, 2000, there were 115,000 warrants issued in connection with the issuance of the convertible debentures. These warrants have an exercise price of $5.00 and expire in 2003.

     As part of a private offering in May and June, 2000, the Company issued 4,498,000 units, consisting of one share of common stock and an entitlement of one warrant for one share of our common stock at $1.50 per share, with the underlying shares and warrants to be included in a planned registration filing. The Company may redeem the warrants within a 30-month period from their effective date. Redemption may occur when the closing price of the Company's common stock exceeds $2.75 for five consecutive days in a 90-day period prior to our notice to the warrant-holder; the warrant-holder then has 30 days to exercise their warrant.

NOTE 10 - STOCK OPTIONS

     The Company grants stock options from time to time to executives and key employees. The options are available for grant under several option plans. The plans generally cover key employees and other "Non-Employee Participants" and grants typically vest over five years and expire ten years from the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted with no intrinsic value at the date of grant. However, during the year ended May 31, 2000, the Company granted 870,000 options to certain employees that had exercise prices less than the trading value of the underlying common stock at the date of grant. The resulting compensation expense for the vested portion of those grants, for the year ended May 31, 2000, was $727,455. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     2000             1999
                                                 ------------     ------------
    Net Loss - as reported                       $ (7,342,822)    $ (4,945,835)
    Net Loss - pro forma                         $ (8,074,485)    $ (5,857,984)
    Basic Loss per share - as reported           $      (0.42)    $      (0.32)
    Basic Loss per share - pro forma             $      (0.46)    $      (0.38)

     Diluted loss per share on a pro forma basis is not presented because the effect of such would be anti-dilutive.

     During the year ended May 31, 2000, the Company repriced options outstanding to certain employees. There were 1,555,000 options, granted in previous years that were repriced in the year ended May 31, 2000. The original exercise price on the repriced options varied from $1.75 to $5.50. The repriced options all were repriced to $0.50 per share. In accordance with Interpretation of APB Opinion No. 25, Accounting for Transactions Involving Stock Compensation, issued by the Financial Accounting Standards Board, these repriced options constitute variable awards and require the Company to recognize compensation expense on the basis of the difference between the $0.50 exercise price and the trading price of the Company's stock to the extent the trading price exceeds the exercise price of $0.50 at the balance sheet date. As a result of the re-pricing of these options, the Company has recognized $436,000 in compensation expense for the year ended May 31, 2000.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

     Under the provisions of SFAS No. 123, the number of options used to determine net earnings and earnings per share under a pro forma basis were; proportionately vested options granted of 2,392,000 for the year ended May 31, 2000 and 715,000 proportionately vested options for the year ended May 31, 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended May 31:

                                                       2000         1999
                                                      -------      -------
     Dividend yield                                    None         None
     Volatility                                        2.472        2.806
     Risk free interest rate                            6.00%        5.75%
     Expected asset life                              5 years      5 years

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting or transferability restrictions. These matters were taken into consideration when estimating the fair value of the Company's options. However, the Company's options have characteristics significantly different than traded options.

     Under the various option plans, the total number of shares of common stock that may be granted is 10,500,000. At May 31, 2000, 7,311,158 have been granted under those plans.

         The summary of activity for the Company's stock options is presented below:

                                                                Weighted                  Weighted
                                                                 Average                   Average
                                                                Exercise                  Exercise
                                                     2000         Price        1999         Price
                                                  -----------     -----     -----------     -----
Options outstanding at beginning of year            5,045,354     $1.75       5,020,803     $2.09
Granted                                             2,625,421     $0.60       2,445,000     $1.53
Exercised                                            (838,312)    $0.70         (67,448)    $1.32
Terminated/Expired                                 (1,565,361)    $1.66      (2,353,001)    $2.10
Options outstanding at end of year                  5,267,102     $1.05       5,045,354     $1.75
Options exercisable at end of year                  4,071,786     $1.38       1,994,260     $2.26
Options available for grant at end of year          3,188,420                   813,841

Price per share of options Outstanding            $0.50-$4.75               $0.82-$4.75


Weighted average remaining contractual lives        7.9 years                 7.2 years


Weighted average fair value of options granted
 during the year                                  $      0.56               $      0.42

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 11 - DISCONTINUED OPERATIONS

     The Company has not continued to market its Consygen 2000 Conversion Services. The Company has not historically met its goals for revenue in its conversion services business. The Company has had numerous contracts for its conversion services and believes it has successfully completed those contracts. However, the volume of such services has not met management's expectations nor has that volume resulted in profitable operations. Therefore the Company determined that it would abandon its efforts to develop and market the year 2000 conversion services business. The operations for this segment are reflected as discontinued operations in the accompanying statement of operations. Revenues of this segment were $214,385 and $708,754 for the years ended May 31, 2000 and 1999 respectively. The Company had no material asset balances directly related to this business segment other than accounts receivable.

NOTE 12 - PURCHASED SOFTWARE

On June 16, 1999, the Company entered into an agreement with a third party to acquire certain software. The software was represented to have unique capabilities related to data base retrieval. The Company acquired the software in connection with its attempts to move into other product lines including internet commerce. The original purchase price for the software was $600,000. The Company had estimated at the time of purchase that an additional $275,000 would be required to complete development of the software. The Company paid $180,000 cash at the date of purchase but failed to make the $420,000 payment due on July 30, 1999. The Company received a 30 day extension of the July 30, 1999 due date by making a payment of $50,000 against the balance due. The Company later made a determination that the software would require significant additional development and believed that the capabilities of the software were misrepresented by the seller. The Company failed to make the final payment of $370,000 and has written off the software cost of $230,000.

NOTE 13 - SUBSEQUENT EVENTS

     Subsequent to May 31, 2000, the Company granted 125,000 options to purchase the Company's common stock. The options are exercisable at the closing price of the Company's common stock on the date of grant.

     As part of a private offering in May and June, 2000, the Company issued 4,498,000 units, consisting of one share of common stock and an entitlement of one warrant for one share of our common stock at $1.50 per share, with the underlying shares and warrants to be included in a planned registration filing. We may redeem the warrants within a 30-month period from their effective date. Redemption may occur when the closing price of our common stock exceeds $2.75 for five consecutive days in a 90-day period prior to our notice to the warrant-holder; the warrant-holder then has 30 days to exercise their warrant.

NOTE 14 - RELATED PARTY TRANSACTIONS

     During the year ended May 31, 2000, the Company borrowed $226,000 from one of its shareholders and member of the board of directors. The debt is unsecured and non-interest-bearing.

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

10.8      Registrant's  Amended and  Restated  1997  Non-Qualified  Stock Option
          Plan. (3)

10.9 Consulting Agreement between the Registrant and M.H. Meyerson & Co., Inc. dated August 19, 1996. (5)

10.10 Form of Indemnification Contract between the Registrant and each executive officer and director of the Registrant. (3)

10.11 Agreement between the Registrant and Carriage House Capital, Inc., effective as of September 1, 1997, terminating all existing agreements between the Registrant and Carriage House Capital, Inc., and its affiliates. (3)

10.12 Settlement Term Sheet between the Registrant and the Debenture Parties dated March 8, 2000, filed as Exhibit 10.12 to the Registrant's Current Report on Form 8-K dated March 22, 2000 and incorporated herein by reference.

10.13 Settlement Agreement and Conditional Release between the Registrant and the Debenture Parties dated April 20, 2000. *

21 List of Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended May 29, 1999, and incorporated herein by reference. *

24        Power of Attorney. *

27        Financial Data Schedule. *

----------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.
(2) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.
(3) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Registration Statement on Form S-1, File No. 333-40649, and incorporated herein by reference.
(4) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference.
(5) Filed as Exhibit No. 10.10 to the Registrant's Annual Report on Form 10K for the year ended May 31, 1997, and incorporated herein by reference.
(6) Filed as Exhibit No. 10.12 to the Registrant's Current Report on Form 8-K dated March 22, 2000, and incorporated herein by reference.

*    Filed herewith