Form 10QSB
period 2000-08-31
CONSYGEN INC
filed 2000-10-13
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              Quarterly report pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2000

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

34,735,248 shares of Common Stock, $.003 par value, as of October 11, 2000.

                                 CONSYGEN, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION:

         Item 1. Financial Statements.

                 Consolidated Balance Sheet,
                   August 31, 2000                                             2

                 Consolidated Statements of Operations - Three and Nine
                   Months Ended August 31, 2000 and August 31, 1999            3

                 Consolidated Statements of Cash Flows - Three and Nine
                   Months Ended August 31, 2000 and August 31, 1999            4

                 Notes to Consolidated Financial Statements                    5

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         5

PART II  OTHER INFORMATION

         Item 5. Other Information                                             9

         Item 6. Exhibits and Reports on Form 8-K.                             9

                 SIGNATURES                                                   10

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                    August 31,
                                                                       2000
                                                                   ------------
Current Assets:
  Cash and Cash Equivalents                                        $      2,948
  Accounts Receivable                                                    69,287
  Inventory                                                             213,066
  Prepaid Expenses                                                      212,394
  Other Current Assets                                                      708
                                                                   ------------
             Total Current Assets                                       498,403
                                                                   ------------
Property and Equipment - Net                                          1,494,410
                                                                   ------------
Other Assets:
  Debt Issuance Expense                                                  65,275
  Notes receivable                                                       72,725
  Other Assets                                                           44,736

                                                                   ------------
             Total Other Assets                                         182,736
                                                                   ------------
Total Assets                                                       $  2,175,549
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                 $    319,737
  Notes Payable                                                         871,534
  Capital Lease - Current portion                                        22,127
  Accrued Liabilities                                                 1,277,024

                                                                   ------------
     Total Current Liabilities                                        2,490,422

Convertible Debentures                                                1,186,810
Capital Lease - Long Term Portion                                        29,503
Mortgage - Long Term                                                    532,708
Long-Term Debt                                                          364,829
                                                                   ------------
     Total Liabilities                                                4,604,272
                                                                   ------------
Commitments & Contingencies

Stockholders' Equity :
  Common Stock, $.003 par Value, Authorized
     40,000,000 Shares, Issued and outstanding
     26,323,931 Shares at August 31, 2000                                78,972
  Additional Paid-in Capital                                         32,528,969
  Accumulated Deficit                                               (34,620,940)
  Treasury Stock, at cost (90,000 shares)                              (415,725)
                                                                   ------------
     Total Stockholders' Equity                                      (2,428,723)
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  2,175,549
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three Months
                                                          Ended August 31,
                                                    ---------------------------
                                                        2000            1999
                                                    ------------   ------------
Counterfeit Cop Revenue                             $    799,574   $     44,503
Software Services Revenue                                     --         73,365
                                                    ------------   ------------
Revenues                                                 799,574        117,868
                                                    ------------   ------------
Costs and Expenses:
  Cost of Sales - Cop                                    199,273          9,243
  Cost of Sales - Software Services                           --        204,683
  Software Development                                   295,540        125,175
  Selling, General and Administrative Expenses           913,298        783,935
  Interest Expense                                       247,198         97,014
  Depreciation and Amortization                           41,861         59,010
                                                    ------------   ------------

      Total Costs and Expenses                         1,697,170      1,279,060
                                                    ------------   ------------

Loss from Operations                                    (897,596)    (1,161,192)

Interest Income                                               --          5,755
Other Income                                             341,711         27,493
Other Expenses                                                --       (287,458)
                                                    ------------   ------------
Net Loss                                            $   (555,885)  $ (1,415,402)
                                                    ============   ============

Weighted Average Common Shares Outstanding            25,257,989     15,416,201
                                                    ============   ============

Net Loss per Common Share                           $      (0.02)  $      (0.09)
                                                    ============   ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Three Months Ended
                                                                           August 31,
                                                                    --------------------------
                                                                       2000            1999
                                                                    ---------      -----------
Cash Flows from Operating Activities:
  Net Loss                                                          $(555,885)     $(1,415,403)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating Activities:
      Depreciation and amortization                                    41,861           60,585
      Write-off of investment in technology                                --          230,000
      Issuance of stock for professional fees
      Gain on variable stock option awards                           (341,436)
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                                           (19,825)         (40,692)
        Inventories                                                   199,272         (158,081)
        Prepaid Expenses and Other Assets                             237,747             (682)
        Accounts Payable                                              (15,740)         176,227
        Accrued Liabilities                                           179,446          241,904
                                                                    ---------      -----------
           Net Cash (Used) by Operating Activities                   (274,560)        (906,142)
                                                                    ---------      -----------
Cash Flows from Investing Activities:
  Utilization of certificate of deposit for inventory purchases            --          333,944
  Purchase of technology                                                   --         (230,000)
  Advances on note receivable                                         (34,200)
  Purchases of Furniture and Equipment                                (21,843)         (72,497)
  Investment in joint venture                                         (20,000)
                                                                    ---------      -----------
           Net Cash (Used) by Investing Activities                    (76,043)          31,447
                                                                    ---------      -----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                                  305,080           14,941
  Payments of principal on loans                                       (4,165)          (3,056)
  Proceeds of Loans payable -- Related Parties                         83,694          147,051
  Proceeds on other notes payable                                          --
  Purchase of treasury stock                                          (15,725)
  Payments of principal on capital lease obligations                  (18,938)         (14,136)
                                                                    ---------      -----------
           Net Cash Provided by Financing Activities                  349,946          144,800
                                                                    ---------      -----------

Net Decrease in Cash and Cash Equivalents                                (657)        (729,895)

Cash and Cash Equivalents  --Beginning of Period                        3,605          739,308
                                                                    ---------      -----------

Cash and Cash Equivalents  --End of Period                          $   2,948      $     9,413
                                                                    =========      ===========
Supplemental Cash Flow Information:
  Cash Paid for Interest                                            $  49,470      $    49,470
                                                                    =========      ===========
Non-Cash Financing and Investing Activities:
  Issuance of Common Stock as Loan Incentive                        $      --      $    20,839
                                                                    =========      ===========

    Conversion of debt to common stock                              $ 651,190      $        --
                                                                    =========      ===========

    Issuance of common stock for prepaid professional fees          $ 287,505      $        --
                                                                    =========      ===========

    Issuance of common stock for equipment                          $ 283,500      $        --
                                                                    =========      ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           August 31, 2000 (Unaudited)

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

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

     STOCK OPTIONS

     The Company issued stock options to employees that were later repriced. In accordance with APB No. 25, these options are now classified as variable awards. On the basis of the price of the Company's common stock at August 31, 2000, the decrease of $341,000 in the intrinsic value of those options was recognized as other income in the three months ended August 31, 2000. The Company intends to continue to compensate employees with stock options.

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

     We are marketing the COUNTERFEIT COP through our Business Products Division. We have entered into distribution agreements with third parties with national domestic distribution networks, and we have incorporated ConSyGen s.r.o. in the Czech Republic to begin marketing the product in Europe. Now that CE certification has been secured, we expect European sales to begin in the 2nd quarter. We intend to continue the active marketing of this product through these distribution channels and others that we expect to create in the future.

     We are completing the first phase of the development of the BIZPAY SUITE software - a new "e-commerce" product. We have incorporated a new company, BizPay International, to hold our interests in various BizPay businesses around the world. We have established a joint venture with an Australian partner, and have signed several Memorandums of Understanding (MOU) with strategic partners to introduce the product in Europe, and several other locations around the world. Additionally, we have entered into a MOU with Cardservice International, a merchant processor, to develop the BizPay business in the United States. These transactions are subject to definitive agreements.

     Each of these transactions is quite complex, with different revenue models. Management is evaluating each opportunity to determine whether to pursue licensing fees, an equity stake in the ongoing business, or a combination of both as payment for our software.

     With the BizPay suite of products near Phase I completion, the Counterfeit Cop division, and the new multimedia division which we introduced in August, we will begin segment reporting in accordance with SFAS 131. The Counterfeit Cop division, which is currently our only operational division, earned $197,317 in the quarter on revenues of $799,574. Neither the BizPay division nor the multimedia division had any revenue in the quarter ended August 31, 2000. We continued to invest in the development of both divisions. Expenses for the BizPay division were $893,889 for the quarter, and start up expenses for the multimedia division were $47,048. Both divisions will begin to contribute revenue during the current fiscal year.

     We have been involved in material litigation with holders (the "Debenture Holders") of our 6% Convertible Debentures Due May 29, 2003 (the "Debentures"). In 1998, the Debenture Holders filed a lawsuit against us based upon our failure to honor their requests to convert the Debentures to common stock (the "Debenture Litigation"). In January 1999, the Debenture Holders and other plaintiffs (together, the "Plaintiffs") filed related lawsuits against us and certain of our former officers, and others, to recover damages for alleged intentional and calculated defamation (the "Defamation Litigation"). On April 11, 2000, we entered into a definitive Settlement Agreement and Conditional Release with the Plaintiffs to settle the Debenture Litigation and the

Defamation Litigation. Provided that we honor our obligations under the Settlement Agreement and the Debentures, which we intend to do, the settlement will fully and finally resolve the Debenture Litigation and the Defamation Litigation. Under the Settlement Agreement, we have agreed to honor the terms of the Debentures (and the related common stock purchase warrants) and to convert the principal and accrued interest on the Debentures into our common stock as the Debenture Holders request such conversion and as permitted under the
Debentures. As of August 31, 2000, and October 10, 2000, approximately $2,241,000 and $2,663,000 respectively in principal amount of the Debentures has been converted into shares of our common stock in partial implementation of the settlement. In addition, we have agreed to pay (in common stock, to be issued as the Debentures are converted) an additional $350,000 in liquidated damages, which amount was accrued in the third quarter of the year ending May 31, 2000. We have agreed to perform additional non-monetary obligations under the Settlement Agreement which, while they represent material terms of the Settlement Agreement and Conditional Release, we believe we can successfully perform without a material adverse financial impact.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NET LOSSES. For the three months ended August 31, 2000, we incurred a net loss of approximately $555,885, compared with a net loss of $1,415,402 for the three months ended August 31, 1999, a decrease of approximately $859,517. An explanation of these losses is set forth below.

     REVENUE. For the quarter ended August 31, 2000, we had revenues of $799,574, compared to $44,503 for the same quarter in the previous year. The increase in revenue reflects growth in revenues from sales of the COUNTERFEIT COP product. Although Counterfeit Cop revenue for the quarter grew approximately 1800% from the same quarter a year ago, our master distributors have not yet significantly contributed to the revenue growth.

     COST OF SALES. For the quarter ended August 31, 2000, the primary cost of sales expense is the cost of obtaining COUNTERFEIT COP units from our supplier. These costs represent approximately 25% of related revenue.

     SOFTWARE RESEARCH AND DEVELOPMENT EXPENSES. For the quarter ended August 31, 2000, software development expenses were $295,540, compared with $125,175 for the comparable prior period. The increase in software development expenses represents the large investment we made in the development of the BizPay product. We have added staff with specialized skills where appropriate, and have used consultants as needed. As we proceed through beta testing, the initial product roll out, and the development of subsequent phases of BizPay, including the wireless applications, we do not expect a significant decrease in software development expenses. We intend to begin capitalizing certain software development costs when proprietary software products have reached technological feasibility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $913,298 for the quarter ended August 31, 2000, compared with $785,935 for the identical quarter in the previous year, an increase of $127,363. The increase in selling, general and administrative expenses is primarily attributable to increased expenses related to the sale of the Counterfeit Cop, and the creation of the BizPay and multimedia business lines. We have been working with our Counterfeit Cop master distributors to create marketing materials and train their alliance partners and salespeople, including at least a half dozen on site training sessions. We made an investment to obtain CE registration for the Counterfeit Cop product, which will allow us to market the product in Europe and other areas.

     INTEREST EXPENSE. For the three months ended August 31, 2000, interest expense was $247,198, compared with $97,014 for the same quarter in the previous year, an increase of $150,184. The increase in interest expense is primarily composed of $153,702 of accelerated amortization of deferred financing costs due to conversion of the debentures.

     DEPRECIATION AND AMORTIZATION EXPENSE. For the quarter ended August 31, 2000, depreciation and amortization expense was $41,861, compared with $59,010 for the previous year. The decrease indicates that there has been no major growth in depreciable items, primarily due to a shortage of operating capital. As we have retired some depreciable assets, we have primarily replaced them with leased assets. Additionally, the development of the BizPay products has required an investment in hardware and software. For the most part, the necessary equipment has been leased at prevailing market rates.

     OTHER INCOME. Other Income was $341,711 in the three months ended August 31, 2000, compared to $27,493 in the corresponding quarter of the previous year. We re-priced numerous options granted to employees in the year ended May 31, 1999. Under the Proposed Interpretation, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued by the Financial Accounting Standards Board, these constitute variable awards that require us to recognize other income if the stock price declines and compensation expense if it increases. The price of our common stock has not recently been higher than the re-priced exercise price of these options. The income is a direct result of the decline in our stock price.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has continued to suffer material operating losses and is experiencing difficulties meeting its current obligations, including regular payroll obligations. Although revenue has increased substantially, current revenue levels are still inadequate to meet all of the company's obligations. The Company is attempting to raise sufficient equity capital to meet its current obligations and to implement its new business plan. However, the Company has experienced difficulty in doing so and there can be no assurance that it will be successful in raising capital or implementing its new business plan.

     The Company has utilized significant resources in software development, research and marketing efforts. The investment in the Bizpay technology alone was over $893,000. Those efforts must continue in order for the Company to be successful in the implementation of its new strategic direction. The Company will require additional capital, most likely from private placement equity, in order to meet its obligations and to implement its new strategic direction.

     As of August 31, 2000, the Company had $2,900 in cash and cash equivalents compared with approximately $3,600 at May 31, 1999. The Company had working capital deficit of approximately $1,992,000 at August 31, 2000, compared with a working capital deficit of approximately $2,298,000 at May 31, 2000, a decrease in working capital deficit of approximately $306,000. The increase in working capital is primarily attributable to the draw down of our Counterfeit Cop inventory as sales have increased. The Company had convertible debentures outstanding of $1,838,000 and $1,259,000 at May 31, 2000 and at August 31, 2000.

     Although the Counterfeit Cop division was profitable, The Company continued to incur losses due to the ongoing development of Bizpay and the formation of the Multimedia division. During the quarter ended August 31, 2000, the Company's operations used approximately $274,000 in cash, an average of approximately $91,000 per month. If the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility, and there can be no assurance that the Company will be able to obtain the additional capital in the form of debt or equity financing necessary to continue its operations if no significant sales are realized. The Company does not intend to require material capital expenditures in the short term. However, as discussed above, the Company will require cash to implement its new strategic direction.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to effect the Company's operating expenses. Although the Company has no current plans to borrow additional funds, if it were to do so at variable interest rates, any increase in interest rates would increase the Company's borrowed funds.

SEASONALITY

     Our operations are not affected by seasonal fluctuations, although our cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts. Management believes that the cash-flow of the two major product lines in our new strategic direction will not be impacted by large purchases or seasonal factors.

                          PART II -- OTHER INFORMATION

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

                                        CONSYGEN, INC.

Date: October 12, 2000                  By: /s/ A. Lewis Burridge
                                            ------------------------------------
                                            A. Lewis Burridge, President
                                            (Principal Executive Officer)

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

    4.6 Form of Subscription Agreement used in connection with Rule 506 sale of 152,000 shares for gross proceeds of $882,500. (1)

    4.7 Form of Common Stock Purchase Warrant to purchase 200,000 shares issued to consultant, Howard R. Baer, on August 1, 1997. (1)

    4.8 Form of Common Stock Purchase Warrant to purchase 100,000 shares issued to Howard R. Baer's designee, Kevin C. Baer, on August 1, 1997. (1)

    4.9 Subscription Agreement used in connection with Rule 506 sale of 900,000 shares for gross proceeds of $5,276,250. (3)

    4.10 Form of Subscription Agreement used in connection with issuance of 30,747 shares in payment of indebtedness in the aggregate amount of $250,575. (3)

    4.11 Common Stock Purchase Warrant to purchase 100,000 shares issued to a consultant's designee, Irvington International Limited, as of November 10, 1997. (3)

    4.12 Agreement dated as of July 17, 1998 between the Registrant and Tom S. Dreaper relating to employment and grant of options to purchase 1,000,000 shares of common stock of the Registrant. (6)

    4.13 Agreement entitled "Transfer of Complete Rights in Software Program between ConSyGen, Inc. and F&M Investments, L.L.C.", filed as Exhibit 4.13 to the Registrant's Current Report on Form 8-K dated July 2, 1999 and incorporated herein by reference.

    4.14 Amendment dated August 13, 1998, to 6% Convertible Debenture Subscription Agreement and related Registration Rights Agreement dated May 29, 1998, filed as Exhibit 4.13 to the Registrant's Registration Statement on Form S-3, File No. 333-61869, and incorporated herein by reference.

    4.15 Form of Subscription Agreement used in connection with private placement of 4,498,000 units, consisting of one share of the Registrant's common stock and a warrant to purchase one share of common stock, for total cash consideration of $1,124,500.

    4.16 Form of Common Stock Purchase Warrant used in connection with issuance of warrants to purchase an aggregate of 4,498,000 shares of Registrant's Common Stock, $0.003 par value.

    4.17 Option Agreement for 1,000,000 shares of the Registrant's common stock, dated April 17, 2000, issued to consultant, Howard R. Baer.

    10.7       Registrant's 1996 Non-Qualified Stock Option Plan. (2)

    10.8 Registrant's Second Amended and Restated 1997 Non-Qualified Stock Option Plan. (8)

    10.9 Consulting Agreement between the Registrant and M.H. Meyerson & Co., Inc. dated August 19, 1996. (5)

    10.10 Form of Indemnification Contract between the Registrant and each executive officer and director of the Registrant. (3)

    10.11 Agreement between the Registrant and Carriage House Capital, Inc., effective as of September 1, 1997, terminating all existing agreements between the Registrant and Carriage House Capital, Inc., and its affiliates. (3)

    10.12 Registrant's Form of Settlement Term Sheet between the Registrant and the Debenture Parties (Thomson Kernaghan, et al). (7)

    10.13      Settlement   Agreement  and   Conditional   Release  between  the
               Registrant and the Debenture Parties dated April 20, 2000. (9)


    10.14 Agreement between the Registrant and Saviar and Spaeth, dated January 11, 2000.

    16 Letter dated September 24, 1998 from Wolinetz, Gottlieb & Lafazan, P.C. to the Securities and Exchange Commission, filed as
               Exhibit 16 to the Registrant's Current Report on Form 8-K dated September 22, 1998 and incorporated herein by reference.

    21         List of Subsidiaries of the Registrant. (9)

    99.1       Registrant's 2000 Combination Stock Option Plan. (10)

----------
*    Filed herewith.

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

(7) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Annual Report on Form 8-K dated March 22, 2000, and incorporated herein by reference.

(8) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, and incorporated herein by reference.

(9) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2000, and incorporated herein by reference.

(10) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Registration Statement on Form S-8, dated May 4, 2000, and incorporated herein by reference.