Form 10KSB/A
period 2000-05-31
CONSYGEN INC
filed 2001-01-12
CIK 844008

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as quoted on the Over the Counter Bulletin Board as of August 23, 2000, was approximately $14,267,618. The number of shares of our common stock, $.003 par value per share, outstanding at that date was 26,417,503 shares.
================================================================================

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

                                     PART I

                                 CONSYGEN, INC.

ITEM 1. BUSINESS

UNPROFITABLE OPERATING HISTORY AND LIMITED FINANCIAL RESOURCES.

     We have not historically been profitable, and as of May 31, 2000, we had suffered cumulative operating losses of approximately $7,432,000. At May 31, 2000, we had a net capital deficiency and a net working capital deficiency. We have made significant strides towards profitability, and we have three master distributor contracts in place for the COUNTERFEIT COP. However, we have a cash deficiency of approximately $3,500,000 from operations during the year ended May 31, 2000, and there can be no assurance that the contracts already in place will support us through a full year of operations. During fiscal 2001, we expect to require additional funds to continue or to extend product development and marketing. We may obtain such additional capital through cash derived from operations, through private placements of debt or equity, or through collaborative arrangements with our partners including, but not limited to, our international partners.

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

     In 1999, our research determined that a major Internet business opportunity existed for software which would enable the faster, broader facilitation of electronic commerce ("e-commerce") transactions, particularly for smaller merchants, by resolving the issue of the reluctance of Internet users to use electronic payment and receipt methods on the Internet. To meet this opportunity, we have commenced the development of a suite of innovative, Internet-based software products, generally named BIZPAY(TM) and the BIZPAY SUITE(TM), which are described in detail below. We intend to market this software suite domestically and internationally to companies which participate in the electronic funds-transfer industry. This concentration on the marketing of our new software through our strategic partners confirms our new direction as a specialist software development company, and our transition from supplying software-related services. Our partners have been selected specifically to provide the distribution and market penetration required for the widest possible deployment of our software products. We expect to generate revenue from multiple sources:

     *    transaction fees levied on all BIZPAY merchant transactions;
     * advertising, particularly from banner advertisements placed on the transaction emails;
     * interest receivable on the financial 'float' of BIZPAY account balances.

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

     We expect that the BIZPAY SUITE will eventually consist of nine separate but tightly-integrated modules, each performing a distinct set of functions to support the suite's overall e-commerce capabilities. BIZPAY, BIZPAYESCROWTM, BIZPAYMALLTM, and BIZPAYMERCHANTTM are expected to be the first products in the suite, and we plan to release them over the next several months, with the remaining modules to be released as they are completed and tested.

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

THE BIZPAY SUITE REVENUE MODEL

     We expect to generate revenue from multiple sources through the deployment of the BIZPAY SUITE. Rather than following the typical Internet pattern of depending entirely on a single revenue source such as advertising revenues, we expect our sources of revenue to be generated from:

     * transaction fees levied on all BIZPAY merchant transactions. This fee structure will be substantially less than traditional credit-card processing fees, but is nevertheless expected to represent a reliable and significant source of profitability;
     * advertising, particularly from banner advertisements placed on the numerous transaction emails that BIZPAY will generate;
     * interest receivable on the financial 'float' of BIZPAY account balances;
     * later, interest receivable on BIZPAY members' debit account and line-of-credit balances.

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

     When a consumer signs up with BIZPAY (i.e., becomes a member), an individual online account will be opened in the member's name, and that account can be used to send or receive money as long as the account is active. Initially, BIZPAY members will be able to transfer money to and from their online account. Later, funds will be able to be applied against a debit account or a BIZPAY line of credit. BIZPAY members will be able to manage their account through their own BIZPAY home page, called MYBIZPAYTM. MYBIZPAY will show the status of all account transactions, including the member's account balance. All transactions into or out of the account will be initiated and monitored from the individual member's MYBIZPAY page.

     The system will ensure that BIZPAY members will be able to make payments safely and securely online without disclosing their credit card details online, and that merchants will never see any of a BIZPAY member's confidential details. In simple terms, once a customer has completed shopping, he/she selects the 'pay by BizPay' option at a participating merchant's site. The customer is then transferred to BIZPAY's site, where the transaction is completed. The merchant is notified electronically of payment and receives payment upon notification to BIZPAY. BIZPAY will e-mail the customer to confirm the transaction and shipping details. This protects both the merchant and the customer.

     Major expected benefits and features of BIZPAY:

     * PERSONAL PRIVACY FOR FINANCIAL TRANSACTIONS. Consumers have learned to be comfortable with Internet e-mail, yet still have trepidation about relinquishing or transferring credit card information over the Internet. BIZPAY SUITE will require the account-member's credit card information only once - during account set-up; thereafter, it eliminates the credit card security issue, as all transactions are based on the use of e-mail for payments and receipt of payments. Sensitive credit card information is never disclosed to the merchant; nor is credit card information transmitted over the Internet for the purchase.
     * SIGNIFICANT COST AND EFFICIENCY BENEFITS FOR INTERNET MERCHANTS. Internet transactions will be able to be made without expensive merchant accounts, and the merchant will have the certainty that transactions will be honored, since they will always be transacted against a BIZPAY account. Since no special or additional software is required, there is no major cost or technical barrier to membership creation for either buyer or seller. We will introduce the service:
     * through consumers - initially, by an incentive program and rewards for word-of-mouth referrals ('viral marketing'), and
     * through merchants - by providing a more fully-featured service than basic membership at a lower cost than traditional, non-BIZPAY merchant accounts.

     The ease of membership creation at both the consumer and merchant level is designed to expand our base of users rapidly, particularly in the early stages of the product launch. Our goal is to expand this user base to the point where the BIZPAY SUITE is considered as the industry standard for one-to-one e-commerce.

     * SYSTEM SECURITY. This is fundamental to the success of BIZPAY. The hardware and software configurations and protections are being designed to financial institution security standards, and in consultation with our financial institution partners. All customer records will be kept on remote servers which will not be connected to the Internet and behind a series of redundant hardware/software 'firewalls' monitored around the clock. Two remote 'mirror' sites, which will run live and continuously, will provide protection against disaster, giving the system high operating reliability and redundancy. Tape backups will provide disaster recovery protection, and all sessions with customers will be fully encrypted.
     * IDENTITY CONFIRMATION provides added security if a BIZPAY member wants to make a payment, but is unsure of a recipient's e-mail address. An e-mail will be sent to the recipient asking them to provide their street address as proof of identity. Once a response has been received, the BIZPAY member can accept the confirmation and the money will be sent. Or, the transaction can be cancelled.
     * REQUEST MONEY. BIZPAY members can request money from friends or others for outstanding debts. BIZPAY members need only provide the person's name, e-mail address, and amount owed; a personalized bill will be e-mailed. The recipient is notified via e-mail that a bill is awaiting settlement at BizPay. The recipient can easily and quickly settle the bill using BIZPAY's bill payment service.
     * EVENT BILLING. Event organizers can use BIZPAY to send statements to group members as simply as sending an e-mail advice. Group members can pay for their event tickets with BIZPAY, payments can be credited to the organization's BIZPAY account, and the organization's MYBIZPAY page can be used to review collections.

     In summary, we believe that BIZPAY will, upon completion of development, be a complete sales fulfillment service that enables the buyer to send, and the merchant to receive, payments in the form of e-mail, in an easy-to-use, safe, and fully-secure environment. The technology is being designed for traditional Internet devices, such as personal computers, but will soon be complemented by BIZPAYMOBILETM, our mobile commerce payment solution. BIZPAYMOBILE will provide a complete mobile commerce payment solution for wireless devices, such as cellular phones and Personal Data Assistants. It will support transmission protocols such as Wireless Application Protocols (WAP) and Bluetooth(TM), and will enable consumers to buy, and to pay for, merchandise or to settle auction bids from a fully-mobile environment.

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

     Advantages to BIZPAY merchants are expected to include:

     *    Reduced merchant costs.
     * A higher level of security provided to their customers, as credit card details are not released online, therefore increasing consumer confidence.
     * A higher level of security provided to the merchant, as all BIZPAY customers have been qualified, which we expect to result in fewer chargebacks.
     * An ability to target people with online trading accounts and to tag BIZPAY emails and newsletter with a call to action.
     * An ability to customize their advertising schedules so that customers are accessed as they transfer funds.
     *    An opportunity to participate in joint marketing promotions.
     * An opportunity to become a preferred merchant in the initial frequent-flyer points reward promotion.
     * An opportunity to become a preferred merchant if BIZPAYCREDITTM becomes an affiliated frequent-flyer program member.

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

     E-stats reports that merchants sold about $6 billion of consumer goods over the Internet in 1999, and projects that this figure will increase to $10 billion in 2000. However, while many Internet users have visited shopping sites and have 'browsed', E-stats reports that only 14% of Internet users have actually purchased anything online. Fewer still have used their credit card, despite the fact that credit card membership is on the rise and credit card usage continues to be a common method of transaction settlement.

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

THE BIZPAY SUITE - MARKET AND SALES STRATEGY

     We plan to partner with financial institutions, banks, and card service companies to recapture the market segment that these companies are losing with small businesses because of high credit card merchant account fees. We view this as one of the remaining untapped 'sweet spots' of the Internet commerce world. BIZPAY will be targeted at large Internet Service Providers (ISPs) and large "E" communities; then, we will direct our members to the ISPs and large "E" communities and e-malls that accept BIZPAy as a form of payment. ISP and "E" community members who register with BizPay will receive BIZPAY dollars to spend at BIZPAYMALL.

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

     BIZPAY will be introduced to new members at launch through a 'viral' (that is, spread by personal contacts and referrals) marketing approach, which has worked very successfully with several other similar concepts. As part of this process, BIZPAY will offer an incentive to all those who register as members of the service, and a further incentive for any referrals who also register as members. This incentive will be in the form of a "dollar value" that can be spent at any merchant accepting BIZPAY. The newly-registered member will be linked to a BIZPAYMALL to spend this newly-acquired "dollar value." We anticipate that many of the participating BIZPAY merchants will offer products and services closely matched to the "dollar value" of the registration incentive. The new member will quickly understand the BIZPAYMALL concept and the ease of using BIZPAY to make a purchase.

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

THE BIZPAY SUITE - COMPETITIVE EDGE

     We believe that the BIZPAY SUITE will present a combination of innovative and valuable features that constitute an advance over competitive products or services. In particular:

     *    There is no cost to establish a BIZPAY merchant account;
     *    BIZPAY fees are lower than 'typical' credit card merchant accounts;
     * Buyers should feel more secure in the transaction process (e.g., credit-card information is not disclosed to merchants for purchases);
     * Sellers should feel more secure because the buyer's funds are pre-approved and available;
     *    Buyers can track their purchases;
     *    Sellers can profile their buyers;
     * BIZPAYMALL will offer buyers PRECISIONSEARCH(TM) (a future product from us) for locating and pricing products and services; and
     * BIZPAYMALL is expected to offer BIZPAYAUCTIONTM to merchants as a place to sell distressed or discontinued merchandise.

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

     *    First Data Corporation
     *    GMS Auditing
     *    Cardservice International

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

THE COUNTERFEIT COP - COMPETITIVE EDGE

     *    Easy to use
     *    Inexpensive
     *    Patent-pending
     *    13-watt long life bulb
     *    Rugged design, lightweight, small footprint
     *    Comprehensive counterfeit detection:
          * Paper quality (bleached or unbleached)
          * Watermarks
          * Fluorescent color printing
          * Opaque security threads
          * Alterations
          * Handles U.S. currency and financial instruments, including casino chips, passports, foreign currency, credit cards, and bank notes.

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

FUTURE OF THE BIZPAY SUITE

     We plan to expand the BIZPAY SUITE product set to include specialized modules which will be known as BIZPAYMOBILE, BIZPAYMENUTM, BIZPAYCREDIT, BIZPAYAUCTION and BIZPAYPORTALTM. These modules are currently under development or in planning.

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

                                                             High       Low
                                                             ----       ---
     Fiscal Year Ending May 31, 1999

     First Quarter.......................................    4.750      1.031
     Second Quarter......................................    3.000      0.687
     Third Quarter.......................................    6.000      0.875
     Fourth Quarter......................................    2.281      0.562

     Fiscal Year Ending May 31, 2000

     First Quarter.......................................    1.718      0.450
     Second Quarter......................................    0.843      0.406
     Third Quarter.......................................    3.437      0.250
     Fourth Quarter......................................    3.000      0.625

     Fiscal Year Ending May 31, 2001

     First Quarter (to August 23, 2000)..................    1.375      0.500

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

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED MAY 31, 2000 TO YEAR ENDED MAY 31, 1999

     NET LOSSES. For the year ended May 31, 2000, we incurred a net loss of approximately $7,432,000, compared with a net loss of $4,946,000 for the year ended May 31, 1999, an increase of approximately $2,486,000. An explanation of these losses is set forth below.

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

     DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended May 31, 2000, depreciation and amortization expense was $255,838, compared with $204,000 for the previous year. The decrease indicates that there has been no major growth in depreciable items, primarily due to a shortage of operating capital.

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

     We have sustained substantial and recurring losses and negative cash flows in each of the last three fiscal years ended May 31, 1998, 1999 and 2000. For these periods, we had aggregate net losses of $15,368,000. For the fiscal year ended May 31, 1999, we had a net loss of $4,946,000, and for the fiscal year ended May 31, 2000, we had a net loss of $7,432,000. We are also experiencing a significant working capital deficiency. Please see the discussion of "Material Changes in Financial Condition, Liquidity and Capital Resources" contained in "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-KSB.

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

     The market price of our common stock could decline significantly if our existing stockholders sell shares of our common stock in the market. Such sales also may make it more difficult for us to raise capital in the future at a time and at a price that we deem appropriate. As of August 23, 2000, we had approximately 26,410,503 shares of common stock outstanding, which does not include the 4,498,000 shares issuable upon exercise of outstanding warrants under our January, 2000 private offering, or the 115,000 shares issuable upon exercise of outstanding warrants to the holders of our 6% Convertible Debentures. Subject to certain volume and other limitations, approximately 5,581,500 shares are currently eligible for sale under Rule 144, including 5,564,500 shares which are held by one of our affiliates, and approximately 748,012 shares are eligible for public sale without registration, pursuant to Rule 144.

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

     The business products industry is extremely competitive and has relatively low barriers to entry. With the COUNTERFEIT COP, we compete primarily with three main classes of products:

     * chemical-based pen-type scanners. The market leader is Money Tester, although there are several other products, all of which are relatively inexpensive, and there is a very low barrier to entry of the market. The main difference of these products to the COUNTERFEIT COP is that they are severely restricted in function, being able to detect only a limited set of counterfeit features, and only on paper;
     * ultra-violet light-based. There are at least two other products which compete directly with COUNTERFEIT COP. In each case, the COUNTERFEIT COP clearly exceeds the functionality of the other products, or is considerably easier and more efficient to use, and also provides significant improvements in effective operational performance and life;
     * ink-checking and micro-writing detection. We have examined the two main competitors in this area. As with the ultra-violet competitors, these products do not provide the range of detection functionality or ease of use that is available as standard with the COUNTERFEIT COP, and each requires multiple steps to gain results which are less than those provided as standard by the COUNTERFEIT COP.

     In order to compete effectively, we have deliberately sought to incorporate into the COUNTERFEIT COP all of the desirable features of our competitors' products, and to provide a product which exceeds all competitive performance and efficiency standards.

     With BIZPAY, the primary competition is in three major categories:

     * 'person-to-person' transaction services, such as PayPal.com (X.com), ProPay.com, PayMe.com, and BillPoint.com (eBay.com). Several of these competitors have established partner relationships with major banks and financial institutions, as we are seeking to do with BIZPAY; however, their concentration is almost exclusively directed to the individual's requirement to transfer money electronically. BIZPAY is designed to facilitate the merchant side of an electronic sales transaction while also providing full service and protection to the individual/buyer. We expect that one or more of these competitors will move to extend their service offering to include merchant features, but we also believe that we will have a time and market position advantage due to the early release of the merchant features.
     * 'paper-payment' replacement. Services such as PayMyBills.com and PayTrust.com (which has American Express and AT&T Ventures among its backers) are providing an online alternative to check payments. BIZPAY will not incorporate this feature in its initial release, although it will be introduced in later versions;
     * individual service providers. There are several companies which now market specific functions to other, larger companies - either software aggregators preparing larger software offerings, or financial groups seeking to develop their own solution. Most of these companies are small, with limited funding, and easily absorbed by larger entities. They provide an innovative and rapidly-growing range of specialist services. On their own, none of them represents a major competitive threat to BIZPAY; however, the incorporation of these new features into our products will provide BIZPAY with a competitive edge, and will forestall competition from aggregators.

     While all competitive services offer one or more of the three major e-commerce transactions (parson-to-person, consumer-to-business, and business-to-business), BIZPAY offers all three and has also identified and incorporated a wide and distinctive variety of other features which enable it to exceed any of the alternative products or services in functionality and features. Additionally, we have deliberately sought to include all of the standard 'links' to other competitive products and developing standards to ensure that BIZPAY will not become a victim of proprietary technology.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONSYGEN, INC.

                                 By: /s/ Eric J. Strasser
                                     --------------------------------
                                     Eric J. Strasser, Vice President
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
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

     10.13 Settlement Agreement and Conditional Release between the Registrant and the Debenture Parties dated April 20, 2000. filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2000, and incorporated herein by reference.

     21 List of Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended May 29, 1999, and incorporated herein by reference.

     24        Power of Attorney. *

     27        Financial Data Schedule. *

----------
*    Filed herewith

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

(5) Filed as an Exhibit, with the same Exhibit number to the Registrant's Annual Report on Form 10K for the year ended May 31, 1997, and incorporated herein by reference.

(6) Filed as an Exhibit, with the same Exhibit number to the Registrant's Annual Report on Form 10K for the year ended May 31, 1998, and incorporated herein by reference.

                          ANNUAL REPORT ON FORM 10-KSB
                               ITEM 8, ITEM 14(a)

                        ---------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                        ---------------------------------

                             YEAR ENDED MAY 31, 2000

                                 CONSYGEN, INC.

                                 TEMPE, ARIZONA

                   Index to Consolidated Financial Statements


                                                                     Page Number
                                                                     -----------

Report of Independent Accountants                                        F-2

Consolidated Balance Sheet as of
May 31, 2000.                                                            F-3

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


                                       /s/ KING, WEBER & ASSOCIATES, P.C.


Phoenix, Arizona
August 15, 2000

                                 CONSYGEN, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                      May 31,
                                                                       2000
                                ASSETS                             ------------
Current Assets:
   Cash and Cash Equivalents                                       $      3,605
   Accounts Receivable                                                   49,462
   Inventory                                                            412,338
   Prepaid Expenses                                                      24,855
   Other Current Assets                                                  13,043
                                                                   ------------
       Total Current Assets                                             503,303
                                                                   ------------
Property and Equipment - Net                                          1,230,928
                                                                   ------------
Other Assets:
   Net Debt Issuance Costs                                              123,464
   Other Assets                                                          41,306
                                                                   ------------
       Total Other Assets                                               164,770
                                                                   ------------
Total Assets                                                       $  1,899,001
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable                                                $    335,477
   Notes Payable                                                        413,369
   Accrued Payroll and Related Liabilities                              346,825
   Other accrued liabilities                                            929,408
   Capital Lease - Current Portion                                       21,740
   Mortgage - Current Portion                                           754,665
                                                                   ------------
       Total Current Liabilities                                      2,801,484

Convertible Debentures                                                1,838,000
Capital lease - Long Term Portion                                        48,828
Mortgage - Long Term Portion                                            521,508
                                                                   ------------
       Total Liabilities                                              5,209,820
                                                                   ------------
Commitments & Contingencies

Stockholders' Deficit :
   Common Stock, $.003 par Value, Authorized
     40,000,000 Shares, Issued 23,673,307                                71,020
   Additional Paid-in Capital                                        31,172,428
   Accumulated Deficit                                              (34,154,267)
   Treasury Stock, at cost (70,000 shares)                             (400,000)
                                                                   ------------
       Total Stockholders' Deficit                                   (3,310,819)
                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $  1,899,001
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For The Year Ended May 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

Revenues                                         $    146,424      $     33,380
                                                 ------------      ------------
Costs and Expenses:
   Cost of Sales                                       45,228             4,526
   Software Research and Development                  360,000           622,134
   Selling, General and Administrative
     Expenses                                       6,262,267         3,955,674
   Interest Expense                                   663,445           227,046
   Depreciation and Amortization                      255,838           203,863
                                                 ------------      ------------
       Total Costs and Expenses                     7,586,778         5,013,243
                                                 ------------      ------------
Loss from Operations                               (7,440,354)       (4,979,863)

Interest Income                                        22,474           131,131
                                                 ------------      ------------

Loss from Continuing Operations                  $ (7,417,880)       (4,848,732)

Loss from Discontinued Operation                      (14,154)          (97,073)

                                                 ------------      ------------
Net Loss                                         $ (7,432,034)     $ (4,945,805)
                                                 ============      ============

Loss Per Common Share:
   Weighted Average Common Shares
     Outstanding                                   17,461,779        15,363,146
                                                 ============      ============

Basic:
   Continuing Operations                         $      (0.43)     $      (0.32)
   Discontinued Operations                                  *                 *
                                                 ------------      ------------
                                                        (0.43)            (0.32)
                                                 ============      ============

Diluted:
   Continuing Operations                         $      (0.43)     $      (0.32)
   Discontinued Operations                                  *                 *
                                                 ------------      ------------
                                                        (0.43)            (0.32)
                                                 ============      ============
----------
* Less than $0.01

    The accompanying notes are an integral part of the financial statements.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                      Common Stock           Additional                                       Total
                                 ---------------------        Paid-In       Accumulated      Treasury      Stockholders'
                                 Shares         Amount        Capital         Deficit          Stock      Equity (Deficit)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance - June 1, 1998          15,407,653   $     46,223   $ 25,134,310   $(21,776,428)   $   (400,000)   $  3,004,105

Issuance of Common Stock -
 Stock Options Exercised            67,448            202         89,728             --              --          89,930

Net Loss                                --             --             --     (4,945,805)             --      (4,945,805)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance - May 31, 1999          15,475,101   $     46,425   $ 25,224,038   $(26,722,233)   $   (400,000)   $ (1,851,770)

Issuance of Common Stock -
 Stock Options Exercised         2,168,363          6,505        606,251             --              --         612,756

 Issued for Cash                 4,107,046         12,324        942,176             --              --         954,500

Conversion of Debentures         1,871,897          5,616      2,002,717             --              --       2,008,333

Issued to consultants as
 consideration for services         50,000            150         54,540             --              --          54,690

Employee compensation for
 stock options granted                  --             --      1,164,348             --              --       1,164,348

Value of Options
  Issued to Consultants                                        1,178,358
Net Loss                                --             --             --     (7,432,034)             --      (7,342,822)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance - May 31, 2000          23,672,407   $     71,020   $ 31,172,428   $(34,154,267)   $   (400,000)   $ (3,310,819)
                              ============   ============   ============   ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For The Year Ended May 31,
                                                                             --------------------------------
                                                                                2000                 1999
                                                                             -----------          -----------
Cash Flows from Operating Activities:
 Net Loss                                                                    $(7,432,034)         $(4,945,805)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
  Depreciation                                                                   182,875              140,962
  Stock Issued for Consultants for Services                                    1,233,048                   --
  Loss from discontinued operation                                                14,154               97,073
  Value of employee stock options recognized as compensation expense           1,164,348                   --
  Write-off of investment in technology                                          230,000                   --
  Loss on disposal of property and equipment                                       6,032                   --
  Amortization of Debt Issuance Costs                                            153,612               62,901
 Changes in Operating Assets and Liabilities:
   Accounts Receivable                                                           (49,462)              54,467
   Inventory                                                                    (251,018)            (161,320)
   Prepaid Expenses and Other Assets                                             (30,081)             (22,436)
   Accounts Payable                                                              285,151              (62,614)
   Accrued Payroll and other Liabilities                                         984,980              428,716
                                                                             -----------          -----------
        Net Cash Provided/(Used) by Continuing Operations                     (3,508,395)          (4,408,056)
        Net Cash Provided/(Used) by Discontinued Operations                       (5,720)             157,001
                                                                             -----------          -----------
        Net Cash Provided/(Used) by Operating Activities                      (3,514,115)          (4,251,055)
                                                                             -----------          -----------
Cash Flows from Investing Activities:
 Redemption/(purchase) of certificate of deposit as collateral on
  letter of credit                                                               467,208             (467,208)
 Investment in technology                                                       (230,000)                  --
 Proceeds from sale of property and equipment                                      2,975                   --
 Purchases of property and equipment                                             (95,561)            (240,638)
                                                                             -----------          -----------
        Net Cash Provided/(Used) by Investing Activities                         144,622             (707,846)
                                                                             -----------          -----------
Cash Flows from Financing Activities:
 Payments on Capital Lease Obligations                                           (14,008)             620,640
 Proceeds from Sale of Common Stock                                              954,500                   --
 Proceeds from Debt Collateralized by Building                                   740,000                   --
 Payments on Mortgage Payable                                                    (12,827)                  --
 Payments on Notes Payable                                                       (72,987)              (3,795)
 Proceeds of Loans payable -- Related Parties                                    458,256                   --
 Payments of Loans payable -- Related Parties                                    (31,900)                  --
 Payments of Debt Financings                                                          --                   --
 Proceeds of Stock Options Exercised                                             612,756               89,930
                                                                             -----------          -----------
        Net Cash Provided/(Used) by Financing Activities                       2,633,790              706,775
                                                                             -----------          -----------
Net Increase/(Decrease) in Cash and Cash Equivalents                            (735,703)          (4,252,126)

Cash and Cash Equivalents -- Beginning of Period                                 739,308            4,991,434
                                                                             -----------          -----------
Cash and Cash Equivalents -- End of Period                                   $     3,605              739,308
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

DESCRIPTION OF BUSINESS

     The Company had previously concentrated its efforts rendering automated software conversion services, including "year 2000" remediation services. As the market for those services began to diminish, the Company began research and development of other software products. The Company also introduced a counterfeit detection device called the Counterfeit COP. As of May 31, 2000, the Company has not generated significant revenue from new software products. Revenue from continuing operations for the year ended May 31, 2000 represents sales of the Counterfeit COP product. The Company sells the Counterfeit Cop product to distributors with national distribution channels.

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

     Convertible debt (Note 6) and outstanding options (Note 10) were not considered in the calculation for diluted loss per share for the years ended May 31, 2000 and 1999 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted loss per share from continuing operations:

                                           (Loss)         Shares    Per Share       (Loss)        Shares     Per Share
                                           ------         ------    ---------       ------        ------     ---------
Net (Loss)                              $ (7,432,034)                            $ (4,945,805)
Preferred stock dividends                         --
Discontinued operations                       14,154                                   97,073
                                        ------------                             ------------
Loss from continuing operations           (7,417,880)                              (4,848,732)

BASIC LOSS PER SHARE
Loss available to common stockholders   $ (7,417,880)   17,461,779   $  (0.43)   $ (4,848,732)   15,363,146   $  (0.32)
                                        ------------    ----------   --------    ------------    ----------   --------

Effect of dilutive securities                    N/A                                      N/A

DILUTED LOSS PER SHARE                  $ (7,417,880)   17,461,779   $  (0.43)   $ (4,848,732)   15,363,146   $  (0.32)
                                        ============    ==========   ========    ============    ==========   ========

     Debentures convertible to 2,535,172 shares of common stock and options and warrants to purchase 9,880,102 shares of common stock were outstanding at May 31, 2000. Debentures convertible to 3,051,929 shares of common stock and options and warrants to purchase 2,109,260 shares of common stock were outstanding at May 31, 1999. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

     Land                                                            $   152,792
     Building and improvements                                           743,511
     Computers                                                           668,560
     Furniture and fixtures                                              141,711
     Automobile                                                           20,171
                                                                     -----------
                                                                       1,726,745
                                                                     -----------
     Less: Accumulated depreciation                                      495,817
                                                                     -----------

                                                                     $ 1,230,928
                                                                     ===========

     Total property and equipment includes $69,699 under capital leases at May 31, 2000. Related accumulated amortization on these leases was $16,131.

NOTE 4 - NOTES PAYABLE

     Notes payable consist of the following:

                                                                    May 31, 2000
                                                                    ------------
     Note payable, bearing interest at 10% per Annum, no
     stated maturity and unsecured.                                    $  30,000

     Note payable,  non-interest bearing, payable on demand,
     and unsecured. As additional consideration to the lender
     for making the loan, the Company issued 25,000 shares of
     its common stock to the lender.                                      25,000

     Note payable, non-interest bearing, payable on demand
     and unsecured.                                                        5,000

     Notes payable to officers and directors, non-interest
     bearing, payable on demand, and unsecured.                          278,369

     Note payable, due January 1, 2000 interest at 24% per
     annum, collateralized by a personal guarantee by a director.         75,000
                                                                       ---------

       Total notes payable                                             $ 413,369
                                                                       =========

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

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000


from 18% to 24% per annum. These notes also were issued at discounts totaling $158,776. Due to the short term nature of the debt, the discounts have been amortized as interest expense in the accompanying statement of operations for the year ended May 31, 2000.

     The following represents future principal payments for mortgages and other debt for the years ending May 31:

                                                       Convertible
                             Mortgage   Notes Payable   Debentures      Total
                             --------   -------------   ----------   -----------
2001                        $  754,665   $   413,369   $        --   $ 1,168,034
2002                            16,689                                    16,689
2003                            18,993                   1,838,000     1,856,993
2004                            21,614                                    21,614
2005                            24,598                                    24,598
thereafter                     439,614            --            --       439,614
                           -----------   -----------   -----------   -----------
Total                        1,276,173       413,369     1,838,000     3,527,542
Less current portion           754,665       413,639            --     1,168,034
                           -----------   -----------   -----------   -----------
Long-term portion          $   521,508   $        --   $ 1,838,000   $ 2,359,508
                           ===========   ===========   ===========   ===========

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

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

     The debentures may be converted at any time after 120 days from issue by the holder through the maturity date. Mandatory conversion is effected on the maturity date if the debentures have not yet been converted as of that date. The debentures contain certain restrictions on future borrowings, allow for interest to be paid in additional shares of the Company's common stock. If the remaining principal amounts of the debentures at May 31, 2000 were converted into common stock at such date, approximately 2,535,000 shares of common stock would have been issued to the debenture holders.

     The debt was recorded at the face amount of the debentures. The initial conversion rate of the debentures and the exercise price of the warrants were at rates equal to or greater than the quoted market price of the Company's common stock at the date of issuance. Management believes that there was no value to ascribe to the warrants at the time of issuance.

     The debentures are to be repaid by conversion into common stock except in the event of default, in which case, repayment is to be made in cash. The Company has incurred several events of default as defined by the debenture. The defaults relate to the failure to make interest payments and failure to honor the holders' request to convert the debentures. Accordingly, as stated in the debenture agreement, the debt is classified as current at May 31, 1999. At May 31, 2000, the remaining debt is classified as long term.

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

     Income taxes for years ended May 31:

                                                    2000                1999
                                                ------------       ------------
     Current Benefit                            $  3,051,000          2,091,000
     Deferred Benefit (Provision)                 (3,051,000)        (2,091,000)
                                                ------------       ------------
     Net income tax provision                   $          0                  0
                                                ============       ============

     The income tax benefit of $3,051,000 and $2,091,000 generated for the years ended May 31, 2000 and 1999 respectively were offset by increases in the valuation allowance of $3,051,000 and $2,078,000 respectively. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                            2000                  1999
                                     -------------------   -------------------
     Federal statutory rates         $ (2,484,181)  (34)%  $ (1,682,604)   (34)%
     State income taxes                  (584,413)   (8)%      (395,907)    (8)%
     Valuation allowance for
      operating loss carryforwards      3,051,216    42%      2,078,818     42%
     Other                                 17,348    --%           (307)    --%
                                     ------------  ----    ------------   ----
     Effective rate                  $          0     0%   $          0      0%
                                     ============  ====    ============   ====

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

TREASURY STOCK

     In March 1998, the Company purchased 70,000 shares of its common stock for $400,000 in cash from a former consultant.

COMMON STOCK

     During the year ended May 31, 2000, the Company issued shares of its common stock to certain consultants as consideration for services rendered by those consultants. A total of 1,382,000 shares were issued in these transactions upon exercise of options, and an additional 50,000 shares were issued to a consultant. The transactions were valued at the trading price of the Company's common stock at the date on which the transactions were committed. The value of $1,233,048 represents the trading value net of a 10% discount applied for trading restrictions on the stock issued.

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

     As part of a private offering commenced in January, 2000, the Company issued 4,498,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock at $1.50 per share, with the underlying shares and warrants to be included in a planned registration filing. The Company may redeem the warrants within a 30-month period from their effective date. Redemption may occur when the closing price of the Company's common stock exceeds $2.75 for five consecutive days in a 90-day period prior to our notice to the warrant-holder; the warrant-holder then has 30 days to exercise their warrant.

NOTE 10 - STOCK OPTIONS

     The Company grants stock options from time to time to executives and key employees. The options are available for grant under several option plans. The plans generally cover key employees and other "Non-Employee Participants" and grants typically vest over four years and expire ten years from the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted with no intrinsic value at the date of grant. However, during the year ended May 31, 2000, the Company granted 2,202,000 options to certain employees and consultants that had exercise prices less than the trading value of the underlying common stock at the date of grant. The resulting compensation expense for the vested portion of those grants, for the year ended May 31, 2000, was $1,905,813. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                    2000             1999
                                               ------------     ------------
     Net Loss - as reported                    $ (7,432,034)    $ (4,945,835)
     Net Loss - pro forma                      $ (8,167,697)    $ (5,857,984)
     Basic Loss per share - as reported        $      (0.43)    $      (0.32)
     Basic Loss per share - pro forma          $      (0.47)    $      (0.38)

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

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

     Under the provisions of SFAS No. 123, the number of options used to determine net earnings and earnings per share under a pro forma basis were proportionately vested options granted of 2,392,000 for the year ended May 31, 2000 and 715,000 proportionately vested options for the year ended May 31, 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended May 31:

                                         2000                  1999
                                         ----                  ----
     Dividend yield                      None                  None
     Volatility                          2.472                 2.806
     Risk free interest rate             6.00%                 5.75%
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

     The summary of activity for the Company's stock options is presented below:

                                                         Weighted                  Weighted
                                                          Average                   Average
                                                         Exercise                  Exercise
                                               2000        Price        1999         Price
                                               ----        -----        ----         -----
Options outstanding at beginning of year     5,045,354     $1.75      5,020,803      $2.09
Granted                                      3,957,421     $0.40      2,445,000      $1.53
Exercised                                   (2,170,312)    $0.27        (67,448)     $1.32
Terminated/Expired                          (1,565,361)    $1.66     (2,353,001)     $2.10
Options outstanding at end of year           5,267,102     $1.21      5,045,354      $1.75
Options exercisable at end of year           4,071,786     $1.34      1,994,260      $2.26
Options available for grant at
 end of year                                 1,856,420                  813,841

Price per share of options
    Outstanding                            $0.50-$4.75               $0.82-$4.75

Weighted average remaining
 contractual lives                           7.9 years                7.2 years

Weighted average fair value of options
 granted during the year                         $0.56                    $0.42

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

     As part of a private offering commenced in January, 2000, the Company issued 4,498,000 units, consisting of one share of common stock and an entitlement of one warrant for one share of our common stock at $1.50 per share, with the underlying shares and warrants to be included in a planned registration filing. We may redeem the warrants within a 30-month period from their effective date. Redemption may occur when the closing price of our common stock exceeds $2.75 for five consecutive days in a 90-day period prior to our notice to the warrant-holder; the warrant-holder then has 30 days to exercise their warrant.

NOTE 14 - RELATED PARTY TRANSACTIONS

     During the year ended May 31, 2000, the Company borrowed $226,000 from one of its shareholders and member of the board of directors. The debt is unsecured and non-interest-bearing.

     During the year ended May 31, 2000, the Company made an advance to an officer in the form of a short-term note receivable in the amount of $38,525 with a stated interest rate of 8% per annum.