Form 10QSB/A
period 2000-08-31
CONSYGEN INC
filed 2001-01-12
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No.1)

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  34,735,248 shares of Common Stock, $.003 par value, as of October 11, 2000.

                                 CONSYGEN, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION:

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

PART II. OTHER INFORMATION

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                    August 31,
                                                                       2000
                                                                   ------------
Current Assets:
  Cash and Cash Equivalents                                        $      2,948
  Accounts Receivable                                                    13,342
  Inventory                                                             213,066
  Prepaid Expenses                                                      212,394
  Other Current Assets                                                      708
                                                                   ------------
      Total Current Assets                                              442,458
                                                                   ------------

Property and Equipment - Net                                          1,494,410
                                                                   ------------
Other Assets:
  Debt Issuance Expense                                                  65,275
  Notes receivable                                                       72,725
  Other Assets                                                           44,736
                                                                   ------------
      Total Other Assets                                                182,736
                                                                   ------------
      Total Assets                                                 $  2,119,604
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                 $    319,737
  Notes Payable                                                         871,534
  Capital Lease - Current portion                                        22,127
  Accrued Liabilities                                                 1,277,024
                                                                   ------------
      Total Current Liabilities                                       2,490,422
                                                                   ------------

Convertible Debentures                                                1,186,810
Capital Lease - Long Term Portion                                        29,503
Mortgage - Long Term                                                    532,708
Long-Term Debt                                                          364,829
                                                                   ------------
      Total Liabilities                                               4,604,272
                                                                   ------------
Commitments & Contingencies

Stockholders' Equity :
  Common Stock, $.003 par Value, Authorized 40,000,000 Shares,
   issued and outstanding 26,323,931 Shares at August 31, 2000           78,972
  Additional Paid-in Capital                                         32,870,405
  Accumulated Deficit                                               (35,018,321)
  Treasury Stock, at cost ( 90,000 shares)                             (415,725)
                                                                   ------------
      Total Stockholders' Equity                                     (2,484,668)
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  2,119,604
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months
                                                         Ended August 31,
                                                  -----------------------------
                                                      2000              1999
                                                  ------------     ------------

Counterfeit Cop Revenue                           $    743,629     $     44,503
Software Services Revenue                                   --           73,365
                                                  ------------     ------------
Revenues                                               743,629          117,868
                                                  ------------     ------------
Costs and Expenses:
  Cost of Sales - Cop                                  199,273            9,243
  Cost of Sales - Software Services                         --          204,683
  Software Development                                 295,540          125,175
  Selling, General and Administrative Expenses         913,298          783,935
  Interest Expense                                     157,986           97,014
  Depreciation and Amortization                         41,861           59,010
                                                  ------------     ------------

      Total Costs and Expenses                       1,607,958        1,279,060
                                                  ------------     ------------

Loss from Operations                                  (864,329)      (1,161,192)

Interest Income                                             --            5,755
Other Income                                               275           27,493
Other Expenses                                              --         (287,458)
                                                  ------------     ------------
Net Loss                                          $   (864,054)    $ (1,415,402)
                                                  ============     ============

Weighted Average Common Shares Outstanding          25,257,989       15,416,201
                                                  ============     ============

Net Loss per Common Share                         $      (0.03)    $      (0.09)
                                                  ============     ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                             August 31,
                                                                    -----------------------------
                                                                       2000              1999
                                                                    -----------       -----------
Cash Flows from Operating Activities:
 Net Loss                                                           $  (864,054)      $(1,415,403)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
   Depreciation and amortization                                         41,861            60,585
   Write-off of investment in technology                                     --           230,000
   Issuance of stock for professional fees
 Changes in Operating Assets and Liabilities:
   Accounts Receivable                                                   36,120           (40,692)
   Inventories                                                          199,272          (158,081)
   Prepaid Expenses and Other Assets                                    148,535              (682)
   Accounts Payable                                                     (15,740)          176,227
   Accrued Liabilities                                                  179,446           241,904
                                                                    -----------       -----------
        Net Cash (Used) by Operating Activities                        (274,560)         (906,142)
                                                                    -----------       -----------
Cash Flows from Investing Activities:
 Utilization of certificate of deposit for inventory purchases               --           333,944
 Purchase of technology                                                      --          (230,000)
 Advances on note receivable                                            (34,200)
 Purchases of Furniture and Equipment                                   (21,843)          (72,497)
 Investment in joint venture                                            (20,000)
                                                                    -----------       -----------
        Net Cash (Used) by Investing Activities                         (76,043)           31,447
                                                                    -----------       -----------
Cash Flows from Financing Activities:
 Proceeds from Sale of Common Stock                                     305,080            14,941
 Payments of principal on loans                                          (4,165)           (3,056)
 Proceeds of Loans payable -- Related Parties                            83,694           147,051
 Proceeds on other notes payable                                             --
 Purchase of treasury stock                                             (15,725)
 Payments of principal on capital lease obligations                     (18,938)          (14,136)
                                                                    -----------       -----------
        Net Cash Provided by Financing Activities                       349,946           144,800
                                                                    -----------       -----------

Net Decrease in Cash and Cash Equivalents                                  (657)         (729,895)

Cash and Cash Equivalents  --Beginning of Period                          3,605           739,308
                                                                    -----------       -----------

Cash and Cash Equivalents  --End of Period                          $     2,948       $     9,413
                                                                    ===========       ===========
Supplemental Cash Flow Information:
 Cash Paid for Interest                                             $    49,470       $    49,470
                                                                    ===========       ===========
Non-Cash Financing and Investing Activities:
 Issuance of Common Stock as Loan Incentive                         $        --       $    20,839
                                                                    ===========       ===========
 Conversion of debt to common stock                                 $   651,190       $        --
                                                                    ===========       ===========
 Issuance of common stock for prepaid professional fees             $   287,505       $        --
                                                                    ===========       ===========
 Issuance of common stock for equipment                             $   283,500       $        --
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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NET LOSSES. For the three months ended August 31, 2000, we incurred a net loss of $864,054, compared with a net loss of $1,415,402 for the three months ended August 31, 1999, a decrease of approximately $551,348. An explanation of these losses is set forth below.

     REVENUE. For the quarter ended August 31, 2000, we had revenues of $743,629, compared to $117,868 for the same quarter in the previous year. The increase in revenue reflects growth in revenues from sales of the COUNTERFEIT COP product. Although Counterfeit Cop revenue for the quarter grew approximately 1671% from the same quarter a year ago, our master distributors have not yet significantly contributed to the revenue growth.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $913,298 for the quarter ended August 31, 2000, compared with $783,935 for the identical quarter in the previous year, an increase of $129,363. The increase in selling, general and administrative expenses is primarily attributable to increased expenses related to the sale of the Counterfeit Cop, and the creation of the BizPay and multimedia business lines. We have been working with our Counterfeit Cop master distributors to create marketing materials and train their alliance partners and salespeople, including at least a half dozen on site training sessions. We made an investment to obtain CE registration for the Counterfeit Cop product, which will allow us to market the product in Europe and other areas.

     INTEREST EXPENSE. For the three months ended August 31, 2000, interest expense was $157,986, compared with $97,014 for the same quarter in the previous year, an increase of $60,972. The increase in interest expense is primarily composed of $64,000 of accelerated amortization of deferred financing costs due to conversion of the debentures.

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

     As of August 31, 2000, the Company had $2,900 in cash and cash equivalents compared with approximately $3,600 at May 31, 1999. The Company had working capital deficit of approximately $1,992,000 at August 31, 2000, compared with a working capital deficit of approximately $2,298,000 at May 31, 2000, a decrease in working capital deficit of approximately $306,000. The increase in working capital is primarily attributable to the draw down of our Counterfeit Cop inventory, as sales have increased. The Company had convertible debentures outstanding of $1,838,000 and $1,259,000 at May 31, 2000 and at August 31, 2000.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The list of Exhibits which are filed with this report or incorporated by reference herein is set forth in the Exhibit Index that appears following the signature page, which Exhibit Index is incorporated herein by this reference.

     (b)  Reports on Form 8-K.

     The Company filed Form 8-K on December 30, 1998, which reported a legal action against the Company, on December 3, 1998, for specific performance of the provisions of the Debentures which permit the holders to convert the debt evidenced by the debentures into shares of the Company's common stock. On December 28, 1998, the Company filed an answer in that action denying that, under the pertinent circumstances, the Company is obligated to effect any such conversion. The Company also filed a counterclaim against the holders, and new claims against certain agents of the holders, in the same action, alleging that the holders and the agents made material misrepresentations in connection with the purchase and sale of the Debentures and made unlawful short sales of the Company's common stock. The Company filed form 8-K on March 22, 2000, detailing the settlement term sheet agreed to with the debenture holders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONSYGEN, INC.


Date: January 12, 2001                  By: /s/ A. Lewis Burridge
                                            ------------------------------------
                                            A. Lewis Burridge, President
                                            (Principal Executive Officer)

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