Form 10QSB
period 2000-11-30
CONSYGEN INC
filed 2001-01-12
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            Quarterly report pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2000

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

   35,500,954 shares of Common Stock, $.003 par value, as of January 8, 2001.

                                 CONSYGEN, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements.

           Consolidated Balance Sheet, November 30, 2000                     2

           Consolidated Statements of Operations - Six
           Months Ended November 30, 2000 and November 30, 1999              3

           Consolidated Statements of Cash Flows - Six
           Months Ended November 30, 2000 and November 30, 1999              4

           Notes to Consolidated Financial Statements                        5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               5

PART II. OTHER INFORMATION

   Item 5. Other Information                                                10

   Item 6. Exhibits and Reports on Form 8-K.                                10

SIGNATURES                                                                  11

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                   November 30,
                                                                       2000
                                     ASSETS                        ------------
Current Assets:
  Cash and Cash Equivalents                                        $         --
  Accounts Receivable                                                    35,275
  Inventory                                                             216,453
  Prepaid Expenses                                                      146,177
  Other Current Assets                                                      708
                                                                   ------------
     Total Current Assets                                               398,613
                                                                   ------------
Property and Equipment - Net                                          1,505,818
                                                                   ------------
Other Assets:
  Debt Issuance Expense                                                  65,275
  Notes receivable                                                       72,725
  Other Assets                                                           56,708
                                                                   ------------
     Total Other Assets                                                 194,709
                                                                   ------------
     Total Assets                                                  $  2,099,140
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                 $    552,599
  Notes Payable                                                       1,034,484
  Capital Lease - Current portion                                        28,289
  Accrued Liabilities                                                 1,318,342
                                                                   ------------
     Total Current Liabilities                                        2,933,713

Convertible Debentures                                                  656,751
Capital Lease - Long Term Portion                                        66,408
Mortgage - Long Term                                                    529,154
Long-Term Debt                                                          634,140
                                                                   ------------

     Total Liabilities                                                4,820,167
                                                                   ------------
Commitments & Contingencies

Stockholders' Equity :
  Common Stock, $.003 par Value, Authorized 40,000,000 Shares,
   issued and outstanding 35,500,954 Shares at November 30, 2000        102,593
  Additional Paid-in Capital                                         34,098,336
  Accumulated Deficit                                               (36,506,232)
  Treasury Stock, at cost ( 90,000 shares)                             (415,725)
                                                                   ------------
     Total Stockholders' Equity                                      (2,721,027)
                                                                   ------------

     Total Liabilities and Stockholders' Equity                    $  2,099,140
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months             For the Six Months
                                                        Ended November                  Ended November
                                                 ----------------------------    ----------------------------
                                                     2000            1999            2000             1999
                                                 ------------    ------------    ------------    ------------
Counterfeit Cop Revenue                          $     35,810    $     30,412    $    779,439    $     74,915
Software Services Revenue                                  --          35,023              --         108,388
                                                 ------------    ------------    ------------    ------------
Revenues                                               35,810          65,435         779,439         183,303
                                                 ------------    ------------    ------------    ------------
Costs and Expenses:
  Cost of Sales - Cop                                  12,757           7,270         212,030          16,513
  Cost of Sales - Software Services                        --          65,880              --         270,563
  Software Development                                415,227         190,206         710,767         315,381
  Selling, General and Administrative Expenses        778,650         598,325       1,691,948       1,382,260
  Interest Expense                                    276,119         136,113         434,105         233,127
  Depreciation and Amortization                        40,968          65,992          82,829         125,002
                                                 ------------    ------------    ------------    ------------

     Total Costs and Expenses                       1,523,721       1,063,786       3,131,679       2,342,846
                                                 ------------    ------------    ------------    ------------

Loss from Operations                               (1,487,911)       (998,351)     (2,352,240)     (2,159,543)

Interest Income                                            --              --              --           5,755
Other Income                                               --              --             275          27,493
Other Expenses                                             --          (2,500)             --        (289,958)
                                                 ------------    ------------    ------------    ------------
Net Loss                                         $ (1,487,911)   $ (1,000,851)   $ (2,351,965)   $ (2,416,253)
                                                 ============    ============    ============    ============

Weighted Average Common Shares Outstanding         32,881,687      15,427,301      29,069,838      15,427,301
                                                 ============    ============    ============    ============

Net Loss per Common Share                        $      (0.05)   $      (0.06)   $      (0.08)   $      (0.16)
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Six Months Ended
                                                                              November 30,
                                                                    -----------------------------
                                                                        2000              1999
                                                                    -----------       -----------
Cash Flows from Operating Activities:
 Net Loss                                                           $(2,351,965)      $(2,416,254)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
  Depreciation and amortization                                          82,829           126,577
  Write-off of investment in technology                                                   230,000
  Amortization of deferred financing costs                               58,189            93,529
  Changes in Operating Assets and Liabilities:
   Accounts Receivable                                                   14,187            (5,809)
   Inventories                                                          195,885          (264,968)
   Prepaid Expenses and Other Assets                                    144,591            (9,616)
   Accounts Payable                                                     217,122           221,722
   Accrued Liabilities                                                  278,041           378,723
                                                                    -----------       -----------
        Net Cash (Used) by Operating Activities                      (1,361,121)       (1,646,096)
                                                                    -----------       -----------
Cash Flows from Investing Activities:
 Utilization of certificate of deposit for inventory purchases               --           445,669
 Purchase of technology                                                      --          (230,000)
 Advances on note receivable                                            (34,200)
 Purchases of Furniture and Equipment                                   (22,165)          (68,049)
 Investment in joint venture                                            (20,000)
                                                                    -----------       -----------
        Net Cash (Used) by Investing Activities                         (76,365)          147,620
                                                                    -----------       -----------
Cash Flows from Financing Activities:
 Proceeds from Sale of Common Stock                                     867,184            14,941
 Payments of principal on loans                                         (12,355)           (6,223)
 Bank overdraft                                                         102,111
 Proceeds of Loans payable -- Related Parties                           461,694           402,450
 Proceeds on other notes payable                                         58,897           420,868
 Purchase of treasury stock                                             (15,725)
 Payments of principal on capital lease obligations                     (27,925)          (17,670)
 Payments for financing costs                                                --           (40,871)
                                                                    -----------       -----------
        Net Cash Provided by Financing Activities                     1,433,881           773,495
                                                                    -----------       -----------
Net Decrease in Cash and Cash Equivalents                                (3,605)         (724,981)

Cash and Cash Equivalents -- Beginning of Period                          3,605           739,308
                                                                    -----------       -----------

Cash and Cash Equivalents -- End of Period                                    0       $    14,327
                                                                    ===========       ===========
Supplemental Cash Flow Information:
 Cash Paid for Interest                                             $    76,817       $    49,470
                                                                    ===========       ===========
Non-Cash Financing and Investing Activities:
 Issuance of Common Stock as Loan Incentive                         $        --       $    20,839
                                                                    ===========       ===========
 Conversion of debt to common stock                                 $   651,190       $        --
                                                                    ===========       ===========
  Issuance of common stock for prepaid professional fees            $   287,505       $        --
                                                                    ===========       ===========
  Issuance of common stock for equipment                            $   283,500       $        --
                                                                    ===========       ===========
  Equipment acquired under capital lease                            $    52,054       $        --
                                                                    ===========       ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          November 30, 2000 (Unaudited)


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

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

     STOCK OPTIONS

     The Company issued stock options to employees that were later repriced. In accordance with APB No. 25, these options are now classified as variable awards.
On the basis of the price of the Company's common stock at November 30, 2000, there was no decrease in the intrinsic value of those options was recognized as other income in the three months ended November 30, 2000. The Company intends to continue to compensate employees with stock options.

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

     We  are  marketing  the  COUNTERFEIT  COP  through  our  Business  Products
Division.  We have entered into distribution  agreements with third parties with national  domestic  distribution  networks,  and we have  incorporated  ConSyGen
s.r.o. in the Czech Republic to market the product in Europe.  CE  certification has been secured,  and we began shipping units to Europe during the quarter.  We
intend  to  continue  the  active   marketing  of  this  product  through  these
distribution channels and others that we expect to create in the future.

     We have completed the first phase of the development of the BIZPAY SUITE software - a new "e-commerce" product. We have incorporated a new company, BizPay International, to hold our interests in various BizPay businesses around the world. We have established a joint venture with an Australian partner, and have signed several Memorandums of Understanding (MOU) with strategic partners to introduce the product in Europe, and several other locations around the world. Additionally, we have entered into a definitive partnership agreement with Cardservice International, a merchant processor, to develop the BizPay business in the United States. These transactions are subject to definitive agreements. During the quarter, we demonstrated the software for several potential domestic and international partners, and have begun modifying the software for implementation into one partners' software.

     In accordance with SFAS 131, we are continuing to report operating results by business unit. The figures for all divisions are based on an allocation of overhead and all indirect costs in the following matter: BizPay (70%), Counterfeit Cop (25%), and MultiMedia (5%). The Counterfeit Cop division lost
$250,893  in the  quarter on  revenues  of  $35,810.  For the six  months  ended
November 30, 2000, the division lost $53,576 on revenues of $779,439. Neither the BizPay division nor the multimedia division had any revenue in the quarter ended November 30, 2000. The multimedia division did partially complete it's first project, but we have chosen to recognize the income when paid, rather than on a percentage of completion basis. As of January 15, 2001, we have received a total of $2,750 for the project. The division has received two additional projects that are partially completed as of this filing. Expenses for the BizPay division were $1,182,278 for the quarter, and $2,076,167 for the six months ended November 30, 2000. The figures for all divisions are based on an allocation of overhead and all indirect costs in the following matter: BizPay
70%, Counterfeit Cop 25%, and MultiMedia 5%.

     We have been involved in material  litigation  with holders (the "Debenture
Holders") of our 6% Convertible  Debentures Due May 29, 2003 (the "Debentures").
In 1998, the Debenture Holders filed a lawsuit against us based upon our failure to honor their requests to convert the Debentures to common stock (the
"Debenture Litigation"). In January 1999, the Debenture Holders and other plaintiffs (together, the "Plaintiffs") filed related lawsuits against us and certain of our former  officers,  and  others,  to recover  damages  for alleged intentional and calculated  defamation (the "Defamation  Litigation").  On April
11, 2000,  we entered into a definitive  Settlement  Agreement  and  Conditional
Release  with  the  Plaintiffs  to  settle  the  Debenture  Litigation  and  the
Defamation  Litigation.  Provided  that  we  honor  our  obligations  under  the
Settlement  Agreement and the Debentures,  which we intend to do, the settlement will fully and  finally  resolve the  Debenture  Litigation  and the  Defamation
Litigation. Under the Settlement Agreement, we have agreed to honor the terms of the Debentures  (and the related common stock purchase  warrants) and to convert the principal and accrued  interest on the  Debentures  into our common stock as the  Debenture  Holders  request  such  conversion  and as  permitted  under the
Debentures.  As of  November  30,  2000,  and January  10,  2000,  approximately
$2,843,000 and $2,938,000 respectively in principal amount of the Debentures has been converted into shares of our common stock in partial  implementation of the settlement. In addition, we have agreed to pay (in common stock, to be issued as the  Debentures  are  converted) an additional  $350,000 in liquidated  damages, which  amount was accrued in the third  quarter of the year ending May 31, 2000.
We  have  agreed  to  perform  additional  non-monetary  obligations  under  the
Settlement   Agreement  which,  while  they  represent  material  terms  of  the
Settlement  Agreement and Conditional  Release,  we believe we can  successfully perform without a material adverse financial impact.

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

     We have been involved in litigation with a former customer who has alleged that we breached an agreement to provide software conversion services and to test its software for the ability to function in the year 2000 and beyond. While we believe that the outcome of any litigation would have been favorable, our analysis indicated the potential cost of trying the case would have been greater than the settlement offer on the table. We settled the case during December 2000 for $125,000 to be paid over the next fifteen months.

     In preparation for our annual meeting, which was held December 11, 2000, the Company asked its shareholders to approve an increase in the Company's authorized shares from 40 million to 69 million. This increase was necessary to assure that the Company would be able to meet all existing obligations, including the conversion of the debenture bonds. Additionally, the Company planned to sell a specific number of shares in a private placement to raise operating capital. By a vote of 19,971,371 to 2,688,206 the shareholders approved the proposal.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NET LOSSES. For the three and six months ended November 30, 2000, we incurred net losses of $1,487,911 and $2,351,965, compared with net losses of $1,000,851 and $2,416,253 for the three and six months ended November 30, 1999, an increase and decrease of approximately $487,060 and 64,288. An explanation of these losses is set forth below.

     REVENUE.  For the three and six months  ended  November  30,  2000,  we had revenues  of $35,810 and  779,439,  compared to $65,435 and 183,303 for the same quarter in the  previous  year.  The  increase  in revenue  for the year to date reflects growth in revenues from sales of the  COUNTERFEIT COP product.  Revenue for the quarter was not helped by any significant Counterfeit Cop sales from our master  distributors.  Our two salespeople spent most of the quarter on the road
training  our  master  distributors  and  their  alliance  partners,   with  the
expectation of large sales growth in the following quarters.

     COST OF SALES. For the quarter ended November 30, 2000, the primary cost of sales expense is the cost of obtaining COUNTERFEIT COP units from our supplier.
These costs represent approximately 35% of related revenue.

     SOFTWARE RESEARCH AND DEVELOPMENT EXPENSES. For the three and six months ended November 30, 2000, software development expenses were $415,227 and 710,767 compared with $190,206 and 315,381 for the comparable prior period. The increase in software development expenses represents the large investment we made in the development of the BizPay product. We have added staff with specialized skills where appropriate, and have used consultants as needed. As we proceed through beta testing, the initial product roll out, and the development of subsequent phases of BizPay, including the wireless applications, we do not expect a significant decrease in software development expenses. We intend to begin capitalizing certain software development costs when proprietary software products have reached technological feasibility.

     SELLING,  GENERAL  AND  ADMINISTRATIVE   EXPENSES.   Selling,  general  and
administrative expenses were $778,650 and 1,691,948 for the three and six months ended November 30, 2000,  compared with $598,325 and 1,382,260 for the identical
quarter  in  the  previous   year.   The   increase  in  selling,   general  and
administrative  expenses is primarily attributable to the creation of the BizPay business  line,  and the training of our  Counterfeit  Cop master  distributors, alliance partners and salespeople. Additionally, legal and professional expenses for the quarter were higher than  anticipated due to the settlement of the prior customer's lawsuit and the expense of filing an SB-2 registration statement.

     INTEREST EXPENSE. For the three and six months ended November 30, 2000, interest expense was $276,119 and 434,105, compared with $136,113 and 233,127 for the same quarter in the previous year, an increase of $140,006 and 200,978.
The increase in interest expense is primarily attributable to accelerated amortization of deferred financing costs due to conversion of the debentures.

     DEPRECIATION AND AMORTIZATION  EXPENSE.  For the three and six months ended
November 30, 2000, depreciation and amortization expense was $40,968 and 82,829, compared with $65,992 and 125,002 for the previous year. The decrease indicates that there has been no major growth in depreciable items, primarily due to a shortage of operating capital. As we have retired some depreciable assets, we have primarily replaced them with leased assets. Additionally, the development of the BizPay products has required an investment in hardware and software. For the most part, the necessary equipment has been leased at prevailing market rates.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has continued to suffer material operating losses and is experiencing difficulties meeting its current obligations. Although revenue has increased substantially, current revenue levels are still inadequate to meet all of the company's obligations. The Company is attempting to raise sufficient equity capital to meet its current obligations and to implement its new business plan. However, the Company has experienced difficulty in doing so and there can be no assurance that it will be successful in raising capital or implementing its new business plan.

     The Company has utilized significant resources in software development, research and marketing efforts. The investment in the BizPay technology alone during the quarter ended November 30, 2000 was over $1,180,000. Those efforts must continue in order for the Company to be successful in the implementation of its new strategic direction. The Company will require additional capital, most likely from private placement equity, in order to meet its obligations and to implement its new strategic direction.

     As of November 30, 2000, the Company had no cash on hand compared with approximately $2,900 at August 31, 2000. The Company had a working capital deficit of approximately $2,533,000 at August 31, 2000, compared with a working capital deficit of approximately $2,298,000 at May 31, 2000, an increase in working capital deficit of approximately $235,000. The increase in working capital deficit is primarily attributable to the operating loss sustained during the quarter, which was somewhat mitigated by the conversion of the debentures.
The Company had convertible debentures outstanding of $1,259,000 and $657,000 at August 31 and at November 30, 2000.

     Through the quarter, the Company continued to raise operating capital through the sale of its common stock, and through borrowings and other financing activities. During the six months ended November 30, 2000, the Company has realized over $860,000 in proceeds from the sale of it's common stock, and has borrowed money from one director and one member of management, Those loans are not collateralized, and total over $100,000. If the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility, and there can be no assurance that the Company will be able to obtain the additional capital in the form of debt or equity financing necessary to continue its operations if no significant sales are realized. The Company does not intend to require material capital expenditures in the short term. However, as discussed above, the Company will require cash to continue to implement its strategic direction.

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

                                        CONSYGEN, INC.


Date: January 12, 2000                  By: /s/ A. Lewis Burridge
                                            ------------------------------------
                                            A. Lewis Burridge, President
                                            (Principal Executive Officer)

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

-----------
*    Filed herewith.
(1)  Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Quarterly  Report on Form 10-Q for the quarter  ended August 31, 1997,  and incorporated herein by reference.
(2)  Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Quarterly  Report on Form 10-Q for the quarter  ended August 31, 1996,  and incorporated herein by reference.
(3)  Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Registration  Statement on Form S-1, File No.  333-40649,  and incorporated herein by reference.
(4)  Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Quarterly  Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference.
(5)  Filed as Exhibit No. 10.10 to the  Registrant's  Annual Report on Form 10-K
     for the year ended May 31, 1997, and incorporated herein by reference.
(6)  Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Annual  Report  on  Form  10-K  for  the  year  ended  May  31,  1998,  and incorporated herein by reference.
(7)  Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Annual Report on Form 8-K dated March 22, 2000, and incorporated  herein by reference.
(8)  Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Quarterly  Report on Form 10-Q for the quarter  ended August 31, 1998,  and incorporated herein by reference.
(9)  Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Annual  Report  on Form  10-KSB  for the  year  ended  May  31,  2000,  and incorporated herein by reference.
(10) Filed as an Exhibit,  with the same  Exhibit  number,  to the  Registrant's
     Registration  Statement on Form S-8,  dated May 4, 2000,  and  incorporated herein by reference.
