Form 10QSB
period 2001-02-28
CONSYGEN INC
filed 2001-04-10
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_ No |_| and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

42,839,669 shares of Common Stock, $.003 par value, as of, February 28, 2001.

                                 CONSYGEN, INC.

                                      INDEX

PART I      FINANCIAL INFORMATION:

     Item 1.Financial Statements.

            Consolidated Balance Sheet,
                 February 28, 2001                                             2

            Consolidated Statements of Operations - Nine
                 Months Ended February 28, 2001 and February 29, 2000          3

            Consolidated Statements of Cash Flows - Nine
                 Months Ended February 28, 2001 and February 29, 2000          4

            Notes to Consolidated Financial Statements                         5

     Item 2.Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           5

PART II     OTHER INFORMATION

      Item 5. Other Information                                               10

      Item 6. Exhibits and Reports on Form 8-K.                               10

            SIGNATURES                                                        11

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

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   February 28,
                                                                       2001
                                                                   ------------
Current Assets:
    Cash and Cash Equivalents                                      $      3,228
    Accounts Receivable                                                  37,653
    Inventory                                                           217,801
    Prepaid Expenses                                                     79,944
    Other Current Assets                                                    708
                                                                   ------------
            Total Current Assets                                        339,335
                                                                   ------------
Property and Equipment - Net                                          1,464,616
                                                                   ------------
Other Assets:
    Debt Issuance Expense                                                34,576
    Notes receivable                                                     72,725
    Other Assets                                                         77,145
                                                                   ------------
            Total Other Assets                                          184,446
                                                                   ------------
Total Assets                                                       $  1,988,397
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts Payable                                               $    786,730
    Notes Payable                                                     1,405,138
    Current Mortgage                                                     22,800
    Capital Lease - Current portion                                      23,869
    Accrued Liabilities                                               1,688,950
                                                                   ------------
            Total Current Liabilities                                 3,927,487

Convertible Debentures                                                  386,751
Capital Lease - Long Term Portion                                        64,151
Mortgage - Long Term                                                    525,650
Long-Term Debt                                                          720,704
                                                                   ------------
            Total Liabilities                                         5,624,744
                                                                   ------------
Commitments & Contingencies

Stockholders' Equity :
    Common Stock, $.003 par Value, Authorized
       40,000,000 Shares, Issued and outstanding
       42,839,669 Shares at February 28, 2001                           128,519
    Additional Paid-in Capital                                       34,488,773
    Accumulated Deficit                                             (37,837,914)
    Treasury Stock, at cost ( 90,000 shares)                           (415,725)
                                                                   ------------
            Total Stockholders' Equity                               (3,636,347)
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  1,988,397
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  For the Three Months                   For the Nine Months
                                                                    Ended February 28,                    Ended February 28,
                                                           --------------------------------        --------------------------------
                                                                 2001               2000              2001               2000
                                                           ------------        ------------        ------------        ------------
Counterfeit Cop Revenue                                    $      7,584        $     44,503        $    787,023        $       --
Web Development Revenue                                          24,000              24,000                --
Software Services Revenue                                          --                73,365                --               689,606
                                                           ------------        ------------        ------------        ------------
Revenues                                                         31,584             117,868             811,023             689,606
                                                           ------------        ------------        ------------        ------------
Costs and Expenses:
   Cost of Sales - Cop                                            2,237               9,243             214,267                --
   Cost of Sales - Software Services                               --               204,683                --               651,096
   Software Development                                         368,403             125,175           1,079,170             523,396
   Selling, General and Administrative
                Expenses                                        684,177             783,935           2,376,125           2,941,160
   Interest Expense                                             240,246              97,014             674,351             159,000
   Depreciation and Amortization                                 68,203              59,010             151,032             141,889
                                                           ------------        ------------        ------------        ------------
             Total Costs and Expenses                         1,363,266           1,279,060           4,494,945           4,416,541
                                                           ------------        ------------        ------------        ------------

Loss from Operations                                         (1,331,682)         (1,161,192)         (3,683,922)         (3,726,935)

Interest Income                                                    --                 5,755                --
Other Income                                                       --                27,493                 275             117,649
Other Expenses                                                     --              (287,458)               --                  --
                                                           ------------        ------------        ------------        ------------
Net Loss                                                   $ (1,331,682)       $ (1,415,402)       $ (3,683,647)       $ (3,609,286)
                                                           ============        ============        ============        ============

Weighted Average Common Shares Outstanding                   39,690,664          15,416,201          32,247,436          15,419,339
                                                           ============        ============        ============        ============

Net Loss per Common Share                                  $      (0.03)       $      (0.09)       $      (0.11)       $      (0.23)
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            For the Nine Months Ended
                                                                                  Februrary 28,
                                                                        ----------------------------------
                                                                            2001                  2000
                                                                        -----------            -----------
Cash Flows from Operating Activities:
    Net Loss                                                            $(3,683,647)           $(3,609,286)
    Adjustments to Reconcile Net Loss to
       Net Cash (Used) by Operating Activities:
         Depreciation and amortization                                      123,709                 99,605
         Write-off of investment in technology                                 --
         Issuance of stock for professional fees
         Gain on variable stock option awards                                  --
         Changes in Operating Assets and Liabilities:
            Accounts Receivable                                              11,809                (98,234)
            Inventories                                                     194,537                   --
            Prepaid Expenses and Other Assets                               279,275                 21,055
            Accounts Payable                                                451,252                (14,167)
            Accrued Liabilities                                             821,624                166,041
                                                                        -----------            -----------
                        Net Cash (Used) by Operating Activities          (1,801,441)            (3,434,986)
                                                                        -----------            -----------
Cash Flows from Investing Activities:
    Utilization of certificate of deposit for inventory purchases              --
    Purchase of technology                                                     --
    Advances on note receivable                                             (34,200)
    Purchases of Furniture and Equipment                                    (21,843)              (166,601)
    Investment in joint venture                                             (20,000)
                                                                        -----------            -----------
                        Net Cash (Used) by Investing Activities             (76,043)              (166,601)
                                                                        -----------            -----------
Cash Flows from Financing Activities:
    Proceeds from Sale of Common Stock                                      942,684                 89,429
    Payments of principal on loans                                          (21,745)
    Proceeds of Loans payable -- Related Parties                          1,006,495
    Proceeds on other notes payable                                            --
    Purchase of treasury stock                                              (15,725)
    Payments of principal on capital lease obligations                      (34,601)
                                                                        -----------            -----------
                        Net Cash Provided by Financing Activities         1,877,108                 89,429
                                                                        -----------            -----------
Net Decrease in Cash and Cash Equivalents                                      (377)            (3,512,159)

Cash and Cash Equivalents  --Beginning of Period                              3,605              4,991,434
                                                                        -----------            -----------
Cash and Cash Equivalents  --End of Period                              $     3,228            $ 1,479,275
                                                                        ===========            ===========
Supplemental Cash Flow Information:
    Cash Paid for Interest                                              $    49,470            $      --
                                                                        ===========            ===========
Non-Cash Financing and Investing Activities:
    Issuance of Common Stock as Loan Incentive                          $      --              $      --
                                                                        ===========            ===========
    Conversion of debt to common stock                                  $ 1,451,249            $      --
                                                                        ===========            ===========
    Issuance of common stock for prepaid professional fees              $   287,505            $      --
                                                                        ===========            ===========
    Issuance of common stock for equipment                              $   283,500            $      --
                                                                        ===========            ===========
    Issuance of common stock as payment for interest and penalties      $   408,906            $      --
                                                                        ===========            ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          February 28, 2001 (Unaudited)

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

NOTE 2 -    Stockholders' Equity (Deficit)

      Stock Options

      The Company issued stock options to employees that were later repriced. In accordance with APB No. 25, these options are now classified as variable awards. On the basis of the price of the Company's common stock at February 28, 2001, there was no decrease in the intrinsic value of those options was recognized as other income in the three months ended February 28, 2001. The Company intends to continue to compensate employees with stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in the Report. The Company and its wholly-owned subsidiary, ConSyGen-Arizona, are herein collectively referred to as the "Company."

Overview

      Historically, we have developed pre-packaged software, proprietary products and services. However, last year we moved our specific emphasis to identifying and developing software-related business opportunities and technologies and providing timely and effective software-based solutions for these opportunities.

      We are marketing the Counterfeit Cop through our Business Products Division. We have entered into distribution agreements with third parties that have national domestic distribution networks, and we have incorporated ConSyGen s.r.o. in the Czech Republic to market the product in Europe. CE certification has been secured, and we began shipping units to Europe during the second quarter of the current fiscal year. We intend to continue the active marketing of this product through these distribution channels and others that we expect to create.

      We have completed the development of the first version of the BizPay Suite of software - a new "e-commerce" product. The software is currently going through rigorous load balancing, volume and stress testing for delivery to our partners during the current quarter. We have entered into a partnership with a major ISP in the United States for the initial rollout of the BizPay technology. The ISP intends to deliver the BizPay payment system to its members and hosted merchant sites as a value added service. By rolling the product out in this fashion, we can grow the customer and merchant base significantly without the huge expenses associated with viral marketing.

      We are currently evaluating several options for the ownership of the BizPay technology, and our business interests in the United States. The successful roll out of the business will require funding beyond ConSyGen's ability to provide. Therefore, we are considering several alternatives to maximize our shareholders interests, while raising the necessary capital.

      We have incorporated a new company, BizPay International, to hold our interests in various BizPay businesses around the world. We have established a joint venture with an Australian partner, and have signed several Memorandums of Understanding (MOU) with strategic partners to introduce the product in Europe, and several other locations around the world. Because of the time constraints and the demands of our domestic partners, and the inability of our foreign partners to fund the different rollouts, we have focused all of our efforts in the last quarter on preparing the software for our domestic rollout. The international opportunities still exist for BizPay, but we believe the opportunities will grow exponentially following a successful launch in the United States.

      In accordance with SFAS 131, we are continuing to report operating results by business unit. The figures for all divisions are based on an allocation of overhead and all indirect costs in the following matter: BizPay (70%), Counterfeit Cop (25%), and MultiMedia (5%). The Counterfeit Cop division lost $294,323 in the quarter on revenues of $7,584. For the nine months ended February 28, 2001, the division lost $347,899 on revenues of $787,023. The BizPay division had no revenue in the quarter ended February 28, 2001. The multimedia division completed its first project, and had revenue of $24,000 during the quarter. The revenues could have been significantly larger, but all resources were rerouted to the BizPay development. The time line for the completion of development and testing required the additional manpower. The two projects the multimedia division finished were well received by the customers. Management believes the multimedia division will be successful in the future, when resources can again be allocated to the sales and development of these products. Expenses for the BizPay division were $845,339 for the quarter, and $2,921,506 for the nine months ended February 28, 2001.

       We have been involved in material litigation with holders (the "Debenture Holders") of our 6% Convertible Debentures Due May 29, 2003 (the "Debentures"). In 1998, the Debenture Holders filed a lawsuit against us based upon our failure to honor their requests to convert the Debentures to common stock (the "Debenture Litigation"). In January 1999, the Debenture Holders and other plaintiffs (together, the "Plaintiffs") filed related lawsuits against us and certain of our former officers and others, to recover damages for alleged intentional and calculated defamation (the "Defamation Litigation"). On April 11, 2000, we entered into a definitive Settlement Agreement and Conditional Release with the Plaintiffs to settle the Debenture Litigation and the Defamation Litigation. Provided that we honor our obligations under the Settlement Agreement and the Debentures, which we intend to do, the settlement will fully and finally resolve the Debenture Litigation and the Defamation Litigation. Under the Settlement Agreement, we have agreed to honor the terms of the Debentures (and the related common stock purchase warrants) and to convert the principal and accrued interest on the Debentures into our common stock as the Debenture Holders request such conversion and as permitted under the Debentures. In March 2001, an agreement was reached by the debenture holders and an independent third party. The debenture holders sold their remaining position to the third party, who immediately converted that position into common stock. As of this filing, the entire principal, interest, and liquidated damages have been converted into common stock.

      We have been involved in litigation with a former officer and director relating to his claims for indemnification and reimbursement of legal expenses in connection with the Defamation Litigation, and for breach of an employment agreement with respect to stock options. The former executive was seeking damages, including substantial exemplary and punitive damages, and an order requiring us to honor stock options We believe that the claims for exemplary and punitive damages relating to both the indemnity and stock option claims were wholly without merit, however the cost of litigating the claim would have far exceeded the cost to settle. Therefore, in March 2000, we reached a settlement with the former executive. The terms of the settlement are confidential.

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

Material Changes in Results of Operations

      Net Losses. For the three and nine months ended February 28, 2001, we incurred net losses of $1,331,682 and 3,683,647, compared with net losses of $1,415,402 and 3,609,286 for the three and nine months ended February 29, 2000, a decrease and increase of approximately $83,720 and 74,361. An explanation of these losses is set forth below.

      Revenue. For the three and nine months ended February 28, 2001, we had revenues of $31,584 and 811,023, compared to $117,868 and 689,606 for the same quarter in the previous year. Revenue for the quarter was not helped by any significant Counterfeit Cop sales from our master distributors. We believe that sales growth of our Counterfeit Cop product from our master distributors is likely, but we have not seen any significant growth through the end of the third quarter. Eighty percent of our revenue for the quarter was due to the successful completion of multimedia products. The multimedia group will not contribute greatly to revenue in the current quarter, as all resources have been reallocated to the BizPay rollout.

      Cost of Sales. For the quarter ended February 28, 2001, the primary cost of sales expense is the cost of obtaining Counterfeit Cop units from our supplier. These costs represent approximately 35% of related revenue.

      Software Research and Development Expenses. For the three and nine months ended February 28, 2001, software development expenses were $368,403 and 1,079,170 compared with $125,175 and 523,396 for the comparable prior period. The increase in software development expenses represents the large investment we made in the development of the BizPay product. We have added staff with specialized skills where appropriate, and have used consultants as needed. As we proceed through beta testing, the initial product roll-out, and the development of subsequent phases of BizPay, including the wireless applications, we do not expect a significant decrease in software development expenses. We intend to begin capitalizing certain software development costs when proprietary software products have reached technological feasibility.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $684,177 and 2,376,125 for the three and nine months ended February 28, 2001, compared with $783,935 and 2,941,160 for the identical quarter in the previous year. The decrease in SG&A expenses represent the Company's continuing efforts to cut costs as much as possible while we continue the final phases of the BizPay development and testing. Until the software is publicly launched and contributing revenue, the Company will continue to minimize expenses to whatever extent possible.

       Interest Expense. For the three and nine months ended February 28, 2001, interest expense was $240,246 and 674,351, compared with $97,014 and 159,000 for the same quarter in the previous year, an increase of $143,232 and 515,351.

      Depreciation and Amortization Expense. For the three and nine months ended February 28, 2001, depreciation and amortization expense was $68,203 and 151,032, compared with $59,010 and 141,889 for the previous year.

Material Changes In Financial Condition, Liquidity And Capital Resources

      The Company has continued to suffer material operating losses and is experiencing difficulties meeting its current obligations. Although revenue has increased substantially this year over a year ago, current revenue levels are still inadequate to meet all of the company's obligations. The Company is attempting to raise sufficient equity capital to meet its current obligations and to implement its new business plan. However, the Company has experienced difficulty in doing so and there can be no assurance that it will be successful in raising capital or implementing its new business plan.

      The Company has used significant resources in software development, research and marketing efforts. The investment in the BizPay technology alone during the quarter ended February 28, 2001 was over one million dollars. Those efforts must continue in order for the Company to be successful in the implementation of its new strategic direction. The Company will require additional capital, most likely from private placement equity, in order to meet its obligations and to implement its new strategic direction. We are currently evaluating several options for the ownership of the BizPay technology, and our business interests in the United States. The successful roll out of the business will require funding beyond ConSyGen's ability to provide. Therefore, we are considering several alternatives to maximize our shareholders interests, while raising the necessary capital.

      As of February 28, 2001, the Company had $3,200 cash on hand compared with no cash on hand at November 30, 2000. The Company had a working capital deficit of approximately $3,588,152 at February 28, 2001, compared with a working capital deficit of approximately $2,535,100 at November 30, 2000, an increase in working capital deficit of approximately $1,053,000. The increase in working capital deficit is primarily attributable to the operating loss sustained during the quarter, which was somewhat mitigated by the conversion of the debentures.

      Through the quarter, the Company continued to raise operating capital through the sale of its common stock, and through borrowings and other financing activities. During the nine months ended February 29, 2000, the Company has realized over $ 400,000 in proceeds from the sale of its common stock, and has borrowed money from one director and one member of management. Those loans are not collateralized, and total over $150,000. If the Company continues to incur significant losses, the Company's liquidity could be materially and adversely affected. The Company does not currently have any established bank credit facility, and there can be no assurance that the Company will be able to obtain the additional capital in the form of debt or equity financing necessary to continue its operations if no significant sales are realized. The Company does not intend to require material capital expenditures in the short term. However, as discussed above, the Company will require cash to continue to implement its strategic direction.

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

(b)   Reports on Form 8-K.

      The Company filed form 8-K on 12/30/98, which reported a legal action against the Company, on December 3, 1998, for specific performance of the provisions of the Debentures, which permit the holders to convert the debt evidenced by the debentures into shares of the Company's common stock. On December 28, 1998, the Company filed an answer in that action denying that, under the pertinent circumstances, the Company is obligated to effect any such conversion. The Company also filed a counterclaim against the holders, and new claims against certain agents of the holders, in the same action, alleging that the holders and the agents made material misrepresentations in connection with the purchase and sale of the Debentures and made unlawful short sales of the Company's common stock. The Company filed form 8-K on March 22, 2000, detailing the settlement term sheet agreed to with the debenture holders.

      The Company filed Form 8-K on March 13, 2001, which reported that ConSyGen, Inc. Board of Directors has accepted the resignations of two directors, Luther H. Hodges, Jr. (a Director of the Company since June 2000 and Russell B. Stevenson, Jr. (a Director of the Company since July 2000). As a result of these changes the Board of Directors of the Company has appointed Joseph A. Grimes, Jr. and Ben H. Gregg, Jr. to replace the departing board members.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONSYGEN, INC.

Date:   April 11, 2001                    By:   /s/ A. Lewis Burridge
                                                A. Lewis Burridge, President
                                                (Principal Executive Officer)

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