Form 10KSB
period 2001-05-31
CONSYGEN INC
filed 2001-10-17
CIK 844008

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended May 31, 2001

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

Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $131,172.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as quoted on the Over the Counter Bulletin Board as of September 28, 2001, was approximately $3,527,853. The number of shares of our common stock, $0.003 par value per share, outstanding at that date was 63,135,793 shares.

     This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors That May Affect Future Results" within Item 6 of this Form 10-KSB.

                                     PART I

                                 CONSYGEN, INC.

ITEM 1. BUSINESS

OPERATING HISTORY AND FINANCIAL RESOURCES.

     We have not historically been profitable, and as of May 31, 2001, we had suffered cumulative operating losses of approximately $41,671,738. At May 31, 2001, we had a net capital deficiency and a net working capital deficiency. We have made significant strides towards profitability, primarily through our completion of the BIZPAY(TM) software technology and related agreements for its release to an established set of markets. The BIZPAY technology was released to general merchant applicants on July 16, 2001. We also have master distributor contracts in place for the COUNTERFEIT COP(TM).

     However, we suffered a cash deficiency of approximately $6,897,471 from operations during the year ended May 31, 2001, and there can be no assurance that the agreements and contracts already in place will support us through a full year of operations. During fiscal 2002, we will require additional funds to continue or to extend product development and marketing. We may obtain such additional capital through cash derived from operations, through private placements of debt or equity, or through collaborative arrangements with our partners including, but not limited to, our U.S. and international strategic partners.

     Management believes that there will be a material improvement in corporate profitability during fiscal 2002, but there can be no assurance that we will generate sufficient cash from our operations in the near future, or that we will complete financing on acceptable terms. We have suffered material recurring losses from operations and have had difficulty meeting our short-term obligations, including payroll obligations. Additionally, we have no substantial cash reserves. We must continue to improve the efficiency of our operations to achieve and to maintain positive cash flow from operations. See "Description of Business - Business Focus," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Material Changes in Financial Condition, Liquidity and Capital Resources" in this Form 10-KSB. There is no assurance, however, that we will be able to continue as a going concern, that cash from operations and the other sources will be available or will be sufficient for our needs, or that we will be able to achieve profitability on a sufficient or consistent basis.

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

     In September 1996, ConSyGen-Texas acquired 100% of the issued and outstanding shares of ConSyGen, Inc., a privately-held Arizona corporation formed in 1979 ("ConSyGen-Arizona") (f/k/a International Data Systems, Inc.). As a result of the Acquisition, ConSyGen-Arizona became a wholly-owned subsidiary of ConSyGen-Texas.

DESCRIPTION OF BUSINESS

OVERVIEW

     We conduct business together with our wholly-owned subsidiary, ConSyGen, Inc., an Arizona corporation, which commenced business in 1979 for the purpose of developing and marketing business software solutions. In 1993, we commenced development of an automated software capability to move client software applications from mainframes to open systems, which we marketed until 1999. In 1996, we commenced extension of this conversion capability to deal with the "Year 2000" computer problem. The resulting ConSyGen 2000(SM) toolset provided highly-automated date conversions and was used to complete several successful conversion projects prior to 2000. We have not generated significant revenue from the toolsets or other related services, and we have discontinued marketing of both services.

     In 1998, as part of our planning for new products and revenue opportunities, we introduced a non-software product, the "COUNTERFEIT COP". This device uses an Ultra-Violet light to provide effective protection against multiple forms of counterfeiting, including the paper consistency of all forms of U.S. domestic currency, hidden emblems on credit cards, drivers' licenses, travelers' checks, event tickets, casino chips, and various governmental documents. We have been extensively marketing this product in all areas where the potential for counterfeiting exists, based on the product's accuracy, speed, and ease of use. To market this product, we created a Business Product Division, and we have created master distributor relationships with First Data Corporation, GMS Auditing, and Cardservice International. Although this product has not yet met our early sales predictions, we remain confident that it will become a profitable adjunct to our other business operations.

     In 1999, our research determined that a major Internet business opportunity existed for software which would enable the faster, broader facilitation of electronic commerce ("e-commerce") transactions, particularly for smaller online merchants, by resolving the issue of the reluctance of Internet users to use electronic payment and receipt methods on the Internet. To meet this opportunity, we commenced development of a suite of innovative, Internet-based software products, generally named BIZPAY and the BIZPAY SUITE(TM), which are described in detail below. We are currently marketing this software suite domestically and internationally to companies which participate in the electronic funds-transfer industry. This concentration on the marketing of our new software through our strategic partners confirms our new direction as a specialist software development company, and our transition from supplying software-related services. Our partners have been selected specifically to provide the distribution and market penetration required for the widest possible deployment of our software products. We expect to generate revenue from multiple sources:

     -    transaction fees levied on all BIZPAY merchant transactions;

     -    discretionary royalties from licensees;

     - advertising, particularly from banner advertisements placed on the transaction e-mails;

     - interest receivable on the financial `float' of BIZPAY account balances.

     Our revenue model provides for revenue growth as a function of business, transaction and membership growth. Our marketing strategy and strategic partnerships are intended to create a firm operational base and we expect to capture and to retain a significant market share as this business opportunity expands.

     The design concept behind this technology is to allow every Internet user - domestically or internationally - to participate in e-commerce in an easy-to-use, safe and secure environment, and to make shopping and payments easier than sending and receiving e-mail, through the use of a personal BIZPAY account. The BIZPAY software enables smaller businesses to accept credit cards as a form of payment without incurring the cost or administrative overhead of a traditional credit card merchant account.

     On August 21, 2000, we announced the formation of our MultiMedia Productions Group, a new division focusing specifically on the production and sale of multimedia presentations built around the most recent computer animation technology. This division does not constitute a re-direction of current staff or financial resources, since it will use our existing staff to provide services to external clients in addition to the services currently provided internally. We believe that we will be able to reduce materially, or even to eliminate, our overhead in the web development area, and eventually to grow this business as a profitable adjunct to our existing services. This service does not represent a change of direction or emphasis from our concentration on the COUNTERFEIT COP and the BIZPAY SUITE. Due to the need to concentrate our staff resources on the completion and release of the Bizpay software, most of the MultiMedia division's resources have been re-directed to Bizpay, with a resultant negative impact on MultiMedia revenues.

     We released the first version of our BIZPAY SUITE of software - our new "e-commerce" product - to Internet merchants and consumers on July 16, 2001, and we are currently working with the early subscribers to the service.

     On August 24, 2001, we accepted the resignation of Mr. A. Lewis Burridge as President, Chief Executive Officer, and Chairman of the Board. At the same time, we appointed Mr. Howard R. Baer as Chairman; Mr. Burridge remains as a Director and has been appointed as Vice-Chairman. Other resignations from the Board include: Mr. Luther H. Hodges (January, 2001), Mr. Andrew Lee (September,
2001), Mr. Russell B. Stevenson (February, 2001), and Mr. Robert L. Stewart (June, 2001). In March 2001, Mr. Ben H. Gregg and Mr. Joseph A. Grimes were appointed to the Board, and in September 2001, Mr. Anthony R. Perre and Mr. Robert D. Reisch were appointed to the Board. As of the date of this report, Messrs. Reisch, Burridge, and Gregg comprise the Board's Executive Committee; Messrs. Caldwell and Knode comprise both the Audit Committee and the Compensation Committee. On July 20, 2001, Mr. Jason Genet resigned from his positions of Executive Vice President and Chief Operating Officer.

     In September 2001, we appointed Mr. Anthony Perre as President and Mr. Robert D. Reisch as CEO, and we commenced the recruitment of a team of senior management with extensive backgrounds and skills in the specific areas for which we believe our future products and technical directions will be developed. We believe that, if we are able to obtain the necessary financing, we will be able to continue the development and to enhance the effectiveness of our Bizpay products, and also to initiate new products based on leading-edge technologies and business opportunities.

BUSINESS FOCUS

     Our business direction, as restructured during the 2001 fiscal year, is focused on two major product types, each of which is described in detail in the section below:

     BIZPAY SUITE: a tightly-integrated bundle of software products that are being developed to address a broad business need within the Internet area of electronic commerce. The first version of this suite was released on July 16, 2001; further client-specific versions will follow, and the remaining modules are scheduled for completion and subsequent release progressively thereafter; and

     COUNTERFEIT COP: a business product which provides extensive and effective counterfeit detection features for a variety of currency and other financial instruments in a low-cost, easy-to-use device.

THE BIZPAY SUITE

     The recently-released BIZPAY SUITE of software solutions has been developed to enable smaller businesses and individual Internet users to participate in electronic commerce without the requirement, difficulty or expense of opening and maintaining a `traditional' credit card merchant account. The objective of the BIZPAY SUITE is to provide a low-cost, secure and universal method of allowing the greatest range of both sellers and buyers to participate fully in Internet commerce. This technology will allow anyone with an e-mail address to participate in e-commerce.

     We expect that the BIZPAY SUITE will consist eventually of nine separate but tightly-integrated modules, each performing a distinct set of functions to support the suite's overall e-commerce capabilities. BIZPAY, BIZPAYMALL(TM), and BIZPAYMERCHANT(TM) are the first products in the recently-released initial version of the Suite, and we plan to release other products over the next several months as they are completed and tested.

     BIZPAY has been developed in collaboration with several of the major U.S. credit-card and transfer payment processing companies, which see it as a specific solution to two of their major problems:

     *    the resistance of small merchants to high per-transaction fees, and

     * the reluctance of would-be Internet purchasers to use a payment mechanism that requires the entry or transmission of credit card data.

THE BIZPAY SUITE REVENUE MODEL

     We expect to generate revenue from multiple sources through the deployment of the BIZPAY SUITE. Rather than following the typical Internet pattern of depending entirely on a single revenue source such as advertising revenues, we expect our sources of revenue to be generated from:

     - transaction fees levied on all BIZPAY merchant transactions. This fee structure will be substantially less than traditional credit card processing fees, but is nevertheless expected to represent a reliable and significant source of profitability;

     -    discretionary royalties from licensees;

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

BIZPAY

     BIZPAY is the core of the entire suite. Its most basic service is to provide an individual cash or credit account which will enable a BIZPAY member to send money to, or to receive money from, anyone with an e-mail address without revealing that individual's credit card details.

     When a consumer or a merchant becomes a member of BIZPAY, an individual online account is opened in the member's name, and that account can be used to send or to receive money as long as the account is active. Initially, BIZPAY members will be able to transfer money to and from their online account. Later, funds will be able to be applied against a debit account or a BIZPAY line of credit. BIZPAY members are able to manage their account through their own BIZPAY home page, called MYBIZPAY(TM). MYBIZPAY shows the status of all account transactions, including the member's account balance. All transactions into or out of the account are initiated and monitored from the individual member's MYBIZPAY page.

     The system ensures that BIZPAY members will be able to make payments safely and securely online while disclosing their credit card details online only once, and ensures that merchants will never see any of a BIZPAY member's confidential details. In simple terms, once a customer has completed shopping, he/she selects the `Pay by BizPay' option at a participating merchant's site. The customer is then transferred to BIZPAY's site, where the transaction is completed. The merchant is notified electronically of payment and receives payment upon notification to BIZPAY. BIZPAY will e-mail the customer to confirm the transaction and shipping details. This protects both the merchant and the customer.

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

     * SYSTEM SECURITY. This is fundamental to the success of BIZPAY. The hardware and software configurations and protections are being designed to financial institution security standards, and in consultation with our financial institution partners. All customers' records will be kept on remote servers which will not be connected to the Internet and behind a series of redundant hardware/software `firewalls' monitored around the clock. Two remote `mirror' sites, which will run live and continuously, will provide protection against disaster, giving the system high operating reliability and redundancy. Tape backups will provide disaster recovery protection, and all sessions with customers will be fully encrypted.

     In summary, we believe that BIZPAY is a complete sales fulfillment service that enables the buyer to send, and the merchant to receive, payments in the form of e-mail, in an easy-to-use, safe, and fully-secure environment. The technology has been designed for traditional Internet devices, such as personal computers, but will soon be complemented by BIZPAYMOBILE(TM), our mobile commerce payment solution. BIZPAYMOBILE will provide a complete mobile commerce payment solution for wireless devices, such as cellular phones and Personal Data Assistants. It will support transmission protocols such as Wireless Application Protocols (WAP) and Bluetooth(TM), and will enable consumers to buy, and to pay for, merchandise or to settle auction bids from a fully-mobile environment.

BIZPAYMERCHANT

     BIZPAYMERCHANT is the back-end merchant component that enables individuals or smaller businesses wanting to participate in e-commerce to accept a credit card transaction in the form of an e-mail, without requiring the creation, cost and maintenance of a traditional credit card merchant account. We believe that there is a large market of businesses that are currently disengaged from the traditional merchant credit card account because of prohibitive set-up and transaction costs. BIZPAYMERCHANT represents an easy, safe, familiar and comfortable method of receiving payments for Internet purchases - via e-mail. It will eventually support all standard Internet payment protocols, and will facilitate the entire online purchasing spectrum from the shopping cart component to the full shopping experience. BIZPAYMERCHANT enables merchants to accept payments from buyers using any major/minor credit card including, but not limited to, Visa, MasterCard, Diners, AMEX, and Discover.

     Advantages to BIZPAY merchants include:

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

     * An ability to customize advertising schedules so that customers are accessed as they transfer funds.

     *    An opportunity to participate in joint marketing promotions.

BIZPAYMALL

     BIZPAYMALL represents to the buyer a virtual online mall with many merchants, a place for the buyer to browse for products and services and to make purchases using BIZPAY. By its wide range of shopping alternatives and ease of selection and payment, the mall is expected to generate "foot traffic" (online viewers and purchasers) for all participating merchants and should facilitate the shopper's search for products and services.

     To merchants of any size, but particularly the targeted smaller merchants who accept BIZPAY as a form of transaction settlement, BIZPAYMALL is expected to provide significant dedicated traffic as a prime benefit. The merchant will be a subscriber to the BIZPAY system and the site visitors will be BIZPAY members with available money in their accounts and an easy payment method in which they should have confidence, arising from the knowledge that sensitive credit card information is not transmitted as part of the transaction process. Also, the risk of loss of financial or transaction information inherent in online commerce is greatly reduced, a significant benefit to both the seller and the buyer.

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

     This simple seller/buyer relationship will benefit the smaller businesses that have found it cost-prohibitive to establish a merchant account under present cost structures. Surveys show that of the more than seven million businesses with Web sites, some 2.7 million are small businesses. Many of these small businesses do not conduct online commerce, primarily because of the cost of processing through traditional merchant accounts. BIZPAY aims to solve this problem by enabling the small business to "act" like a large business in its ability to accept payments. The merchant with one account and one gateway has the ability to accept payments from any consumer with any credit card. The merchant no longer needs a merchant account for each and every credit card; actually, no merchant credit card account is required.

     Many other individuals selling on the Web do not have the ability to accept credit card payments. We believe that the BIZPAY SUITE is an ideal payment solution for these sellers. The entire transaction process is as easy as sending e-mail; in fact, the payment notification from the buyer to the seller is by e-mail. Every online user that has an Internet connection and is e-mail-enabled has received e-mail, and users are familiar and comfortable with sending and receiving e-mail. Because BIZPAY transactions are based on e-mail, we believe that users will become just as familiar and comfortable with its use.

     Forrester Research reported in January 2001 that total US spending on online sales was $6.1 billion in December 2000, with almost 20 million households spending an average of $308 per person. It is expected that consumers will sustain online retail sales through uncertain economic times, increasing online retail spending from more than $8 billion today to nearly $108 billion in approximately four years. It is also estimated that, by 2005, 67% of U.S. households will have Internet access, thereby dramatically affecting the way Americans communicate, shop, and research. As people become more comfortable with the Internet and all its benefits, online shopping will become a more normal day-to-day activity; armed with price-comparison data, consumers will demand more value for their money and expect special offers when they shop online. We have taken this into account and have developed the BIZPAY system to accommodate these demands.

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

THE BIZPAY SUITE - MARKETING STRATEGY

     We have positioned BIZPAY to be marketed effectively to all of the participants in the online funds-transfer system, with the stated particular emphasis on the smaller merchant. The significant financial and security benefits that apply to each of the major groups - Traditional Merchant Processors, merchants, and individual consumers - are expected to create an immediate market demand for BIZPAY among each group, and we will ensure that generated demand in one sector of the market will be used to encourage further demand in the other sectors. We are marketing BIZPAY through the following channels:

     - Traditional Merchant Processors - we have purposely partnered with several major Traditional Payment Processors, with the direct goal of BIZPAY's immediate introduction to the many thousands of merchants that these entities control. By providing a set of software for the smaller merchant, and by collaborating with the Merchant Processor to modify and tailor that software to suit their internal systems, the BIZPAY technology is positioned to become an integral part of the Merchant Processors' merchant solution, and to share in the very substantial transaction volumes and business that will arise from these relationships. We will continue its outreach to the maximum number of ISPs and e-commerce Providers possible, with the goal of integrating the BIZPAY technology into all available payment gateways and store-builders.

          We will also work with each of our strategic Merchant Processor partners to support their recruitment of merchants to use the BIZPAY system, and to seek to retain their small merchants as members using the BIZPAY system. Coupled with this, we will work with our merchant members to increase their monthly business volumes; while this eventually means that they may grow beyond the point where BIZPAY is economical for them, it provides the Company with an immediate and predictable growth in volumes and revenues.

     - Merchant Members - through their introduction to BIZPAY by the Merchant Processors, many thousands of merchants will be immediately BIZPAY-enabled - that is, able to effect BIZPAY transactions immediately on launch. We will undertake a concerted and extensive campaign to educate these merchants as to BIZPAY's benefits, to demonstrate the financial advantages, and to cultivate them and other small merchants both as members and as users of the BIZPAY system.

     - Consumer Members - we will conduct specific campaigns directed at the consumer, emphasizing the great economic and security advantages available through free membership in BIZPAY. We also will work with both our strategic Merchant Processor partners and our merchant members to identify and to reach the most commercially-responsive section of this potentially-huge class.

     The ease of membership creation at both the consumer and merchant level is designed to expand our base of users rapidly, particularly in the early stages of product launch. Our goal is to expand this user base to the point where the BIZPAY SUITE is considered as an industry standard for one-to-one e-commerce.

THE BIZPAY SUITE - SALES AND DISTRIBUTION STRATEGY

     Merchant Processors - We plan to partner with financial institutions, banks, and card service companies to recapture the market segment that these companies are losing with small businesses because of high credit card merchant account fees. We view this as one of the remaining untapped `sweet spots' of the Internet commerce world. BIZPAY will be targeted at large Internet Service Providers (ISPs) and large "E" communities; then, we will direct our members to the ISPs and large "E" communities and e-malls that accept BIZPAY as a form of payment.

     One great advantage of working with the very large Merchant Processors and ISPs that are our strategic partners is that BIZPAY will be deployed "en masse" to an extremely large number of merchants simultaneously, and at almost zero cost for deployment, merchant acquisition costs, and sales and marketing overhead. In order to optimize this roll-out strategy, the following marketing programs are critical to BIZPAY's success. These programs have already been initiated, and have been successfully carried out on a constrained budget. These programs include:

     -    Integration into CSI's LinkPoint Payment Gateway;

     -    Garnering a major processor to support BIZPAY's back-end operations;

     -    Selling into one or more of the of many ISPs;

     -    Participation by ISPs to provide both merchants and consumers;

     -    Integration into one or more shopping-cart vendors;

     -    Integration into other payment processors;

     - Enabling BIZPAYMALL, and encouraging BIZPAY Merchants to prominently display their rating and products to consumers.

     Merchant Members - we will rely primarily, at least in the initial stages of the BIZPAY introduction and acceptance, on joint penetration with our strategic partners of their huge merchant bases. For these large Traditional Merchant Processors and their client ISPs, BIZPAY offers access to a new, untapped market segment, and they are anxious to be able to use the BIZPAY approach to capture and secure this market and its associated revenues.

     Our strategic partners have expressed their confidence that BIZPAY is a solution to rebuild their smaller merchant base that has abandoned their "Traditional Merchant Account" to avoid a fee structure seen as excessive and unfair. The strategic partners see BIZPAY as a transitional solution for smaller merchants that will enable these merchants to gravitate to a traditional merchant account as and when their business expands. Although we support this concept and will garner revenue for smaller merchants as they grow, we anticipate that the BIZPAY business model will be the main traffic-builder, and therefore will always remain a part of every merchant's business.

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

     The benefits of BIZPAYMERCHANT are:

     *    Easy account installation;

     *    Low cost of membership and transactions;

     * Technology that is designed to enable all online merchants for online payment. We expect to provide BIZPAYMERCHANT in the form of downloadable software for small business. Larger merchants will need some customization. BIZPAYMERCHANT Merchants will pay on a per-transaction basis, which means that many of the cost barriers to establishing online payments will be removed;

     *    Merchants can become payment-enabled almost immediately;

     * BIZPAY customers will be qualified, thereby providing a substantial potential reduction in the merchants' risk of non-payments;

     * BIZPAY customers will be equipped with the tools to undertake secure electronic commerce;

     * The security of the BIZPAY system should increase consumers' confidence in online shopping and should potentially lead to higher participation rates; and

     * The risk of charge-back is reduced. Online merchants suffer from high charge-back rates; BIZPAY is expected to decrease charge-backs dramatically.

     Consumer Members - we will conduct specific campaigns directed at the consumer, emphasizing the great economic and security advantages available through free membership in BIZPAY. We also will work with both our strategic Merchant Processor partners and our merchant members to identify and to reach the most commercially-responsive section of this potentially-huge class.

THE BIZPAY SUITE - COMPETITIVE EDGE

     We believe that the BIZPAY SUITE will present a combination of innovative and valuable features that constitute an advance over competitive products or services. In particular:

     *    There is no cost to establish a BIZPAY merchant account.

     *    BIZPAY fees are lower than typical credit card merchant accounts.

     * Buyers should feel more secure in the transaction process (e.g., credit-card information is not disclosed to merchants for purchases).

     * Sellers should feel more secure because the buyer's funds are pre-approved and available.

     *    Buyers can track their purchases.

     *    Sellers can profile their buyers.

     * BIZPAYMALL will offer buyers PRECISIONSEARCH(TM) (a future product from us) for locating and pricing products and services.

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

THE COUNTERFEIT COP - FEATURES

     CURRENCY DETECTION. Ease of use and effectiveness of detection are paramount to the public buying this product. For currency, the bill is merely placed on the pressure-sensitive platform. A bright blue paper glow identifies the currency as possibly counterfeit. A second check examines the bill's security thread; on genuine currency, this is illuminated according to specific denominations. Finally, by applying pressure to the platform, the watermark used on genuine currency becomes easily visible. Most international currencies have security threads and watermarks, like U.S. currency; therefore, the process of detection is essentially the same.

     CREDIT CARDS; OTHER ITEMS. Most credit cards have a hologram that becomes visible under the COUNTERFEIT COP's UV lamp. These are displayed and validated by simply placing the item on the unit. Travelers' checks, U.S. Government checks, passports, driver's licenses, and other forms of identification are authenticated through the same process of displaying imbedded holograms.

THE COUNTERFEIT COP  - MARKET ANALYSIS

     According to trend information released by the U.S. Secret Service, counterfeit crime was expected to reach more than $2 billion in the U.S. alone during the year 2000, up from $186 million in 1998. We believe that one of the primary reasons for this dramatic increase is the increasing sophistication and lower cost of computers and software now being used by counterfeiters. Counterfeiting in the past was a crime requiring a considerable investment in time, money, and resources. This is no longer true today. The anticipated increase of $1.8 billion, or more than 900%, in two years dramatically emphasizes the ease with which counterfeiting is now accomplished, and highlights the potential for the scope of the problem to continue to increase.

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

     The market segment for COUNTERFEIT COP is any business or organization currently taking physical payments in a variety of forms, such as cash, credit cards, travelers' checks, and checks. This market segment is very large and continues to grow every year. With this market growth grows the opportunity for, and instances of, counterfeiting and the demand for a reliable form of protection. The COUNTERFEIT COP is invaluable to any brick-and-mortar business taking cash or currency, to all banks and financial institutions, and realistically to any person providing a service or product for monetary exchange. It is the ultimate proactive approach to deter domestic and foreign exploitation of counterfeit currency, credit cards, identification, and other documents.

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

THE COUNTERFEIT COP - MARKETING AND SALES STRATEGIES

     We are now marketing the Counterfeit Cop through our Business Products Division. We have entered into distribution agreements with third parties with national domestic distribution networks, including First Card Merchant Services, and we have incorporated ConSyGen s.r.o. in the Czech Republic to market the product in Europe. European CE certification has been secured, and we began shipping units of the Counterfeit Cop to Europe during the 2001 fiscal year. We intend to continue the active marketing of this product through these distribution channels and others that we expect to create in the future.

    We are in the process of engaging "Master Distributors" in the U.S., each of which we expect will be responsible for an agreed minimum quota of units annually. These Master Distributors are companies which will in turn become major distributors of the product to their already-established clients, or which will market the product aggressively through their own sales channels. Currently, we have the following Master Distributors:

     -    First Data Corporation

     -    CardService International

     We will use these Master Distributor channels to minimize overhead while maximizing market penetration. In addition, we have more than forty smaller distributors.

THE COUNTERFEIT COP - SALES MODEL

     We have moved from the direct sales model to a reseller/distribution model.

Marketing has been expanded into Europe and Asia. We also plan to add to our reseller chain through direct marketing, creating partnerships with major corporate accounts as master distributors.

     The COUNTERFEIT COP is sold to distributors who sell products used in conducting commerce (e.g. credit card terminals, credit card swipe devices, and point-of-sale devices). COUNTERFEIT COP complements the other devices being sold by these distributors and protects the merchant (seller) against fraudulent transactions. It is an ancillary device that is useful to banks, financial institutions, credit card issuers and Point-Of-Sale dealers.

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

FUTURE OF THE BIZPAY SUITE

     We plan to expand the BIZPAY SUITE product set to include specialized modules which will be known as BIZPAYESCROW(TM), BIZPAYMOBILE, BIZPAYMENU(TM), BIZPAYCREDIT, BIZPAYAUCTION and BIZPAYPORTAL(TM). These modules are currently under development or in planning.

     BIZPAYESCROW provide a real-time risk-analysis and escrow settlement method
- something that is particularly important to real-time auction business. BIZPAYMOBILE will be the complete mobile commerce payment solution for wireless devices. BIZPAYMENU will enable selected businesses to be conducted entirely on wireless devices. BIZPAYCREDIT will be our brand of credit card. BIZPAYAUCTION will provide additional value to both the BIZPAYMALL consumer and merchant, and BIZPAYPORTAL will be introduced to help to fuel the acceptance and adoption of mobile commerce and e-mail-based payment methods.

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

      COUNTERFEIT COP - we have created Master Distributor relationships with First Data Corporation, CardService International, and CardService Virginia, all of which are major, high-volume distributors of financial services and related products, and all of which have extensive networks of clients dependent on their services. We are also in discussions with several other potential Master Distributors. Internationally, we have incorporated ConSyGen s.r.o in the Czech Republic to market the product in Europe. European CE certification has been secured, and we began shipping units of the COUNTERFEIT COP to Europe during the 2001 fiscal year. We intend to continue the active marketing of this product through these distribution channels and others that we expect to create in the future.

     BIZPAY - the worldwide applicability of the BIZPAY technology presents us with an opportunity to align ourselves with major worldwide participants in the financial services industry, and to exploit the relationships begun through our contacts from the COUNTERFEIT Cop. In addition, our agreement with Notremos in Australia should enable the creation of a strong market presence for the BIZPAY technology through South-East Asia. We have entered into the following agreements and relationships relative to BIZPAY:

     - CardService International, Inc., ("CSI") - we have entered into an Internet Commerce Commercial Agreement with CSI. Through this partnership, we will be introduced to, and will market the BIZPAY technology to, end-user consumers and merchants through various Internet Service Providers (ISPs), the largest of which are already CSI customers.

     - LinkPoint International, Inc. (LPI). A subsidiary of CSI, LPI has established a reputation for the quality and versatility of its Internet gateway hardware and software, and all U.S. BIZPAY transactions will flow through the LinkPoint Secure Payment Gateway. We have developed the necessary software to communicate BIZPAY transactions to LPI.

     - Western Union Holdings, Inc. We have signed a Non-Disclosure Agreement with Western Union(C), a subsidiary of First Data Corporation, to allow development of the software necessary to permit BIZPAY to integrate with Western Union's PayCashSM to create a totally unique payment solution. This relationship will give BIZPAY consumers the flexibility to pay with cash and the seller to accept cash for Internet purchases while maintaining the integrity and trust in the transaction for both parties. This synergy provides us with a large, well-known partner and a "bricks-and-mortar" presence in the e-commerce world.

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

     BIZPAY: We have applied for U.S. trademark registration for the "BIZPAY" name and we believe that the entire range of BIZPAY-related names would be protected by such trademark, if issued. All staff working on the development of the BIZPAY SUITE are under appropriate confidentiality agreements, as also are any external contacts who need to understand aspects of the technology. The BIZPAY SUITE technology will be licensed to our business partners, and there is no requirement for transfer of the technology. Depending on future business decisions, we may allow one or more of our business partners to assist in code development; under such circumstances, we will ensure the application of stringent security controls and protection over our intellectual property. All software is regularly backed-up and is securely stored to ensure complete recovery in an emergency.

     COUNTERFEIT COP: We have filed a U.S. trademark application for the name "ConSyGen's Counterfeit Cop", and will assess with our international partners the requirements for any international filings. We have also filed a patent application for certain aspects of the COUNTERFEIT COP, and will discuss with our international partners any such filings in their countries of operation.

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


EMPLOYEES

     As of September 28, 2001, we had 17 full-time employees, 12 in research, development and support, and 5 in corporate operations and administration. None of our employees is represented by a collective bargaining agreement. We believe that our relations with our employees are good. There are no employment contracts with our non-executive staff.

ITEM 2. PROPERTIES

     Our principal administrative, research and development, customer support and marketing facilities are located in a building of approximately 10,000 square feet at 125 South 52nd Street, Tempe, Arizona 85281 that we acquired in March 1998 for approximately $800,000 in cash. This property is subject to a Trust Agreement, dated November 15, 1999, whereby Daniel B. Hamburg, Lillian Hamburg and Robert Rehm are second beneficiaries and the Company is the first beneficiary. Our interest is encumbered in the amount of $465,000, representing various loans made to us by the second beneficiaries. The property is also subject to a Deed of Trust to secure a $550,000 Promissory Note dated April 6, 1999, payable to American Savings Life Insurance Company.

     On April 1, 2001, we entered into a 5 Year Lease with Option to Purchase Agreement with Corporate Fiducial Services, Inc. ("CFSI"), whereby CFSI became the landlord of the property and occupied part of the building, and we agreed to lease the property for a five-year period, with an option to extend the lease period and an option, commencing on January 1, 2002, to purchase the property. On June 5, 2001, we executed a Promissory Note with the Daniel B. Hamburg and Lillian Hamburg Revocable Trust for the principal amount of $616,000, plus interest at the rate of 1.5% per month, with payments commencing on June 1, 2001. The obligations on this Promissory Note are now being met by CFSI.

     We believe that our facilities are adequate for our current needs and that suitable additional space will be available when needed. The condition of the property is generally good and it is properly insured.

ITEM 3. LEGAL PROCEEDINGS

     We have been involved in material litigation with holders (the "Debenture Holders") of our 6% Convertible Debentures Due May 29, 2003 (the "Debentures"). In 1998, the Debenture Holders filed a lawsuit against us based upon our failure to honor their requests to convert the Debentures to common stock (the "Debenture Litigation"). In January 1999, the Debenture Holders and other plaintiffs (together, the "Plaintiffs") filed related lawsuits against us and certain of our former officers and others, to recover damages for alleged intentional and calculated defamation (the "Defamation Litigation"). On April 11, 2000, we entered into a definitive Settlement Agreement and Conditional Release with the Plaintiffs to settle the Debenture Litigation and the

Defamation Litigation. Under the Settlement Agreement, we agreed to honor the terms of the Debentures and to convert the principal and accrued interest on the Debentures into our common stock as the Debenture Holders request such conversion and as permitted under the Debentures. In March 2001, an agreement was reached by the debenture holders and independent third parties, under which the debenture holders sold their remaining position to the third parties, who immediately converted that position into common stock. As of this filing, the entire principal, interest, and liquidated damages have been converted into common stock.

     We have been involved in litigation with a former officer and director relating to his claims for indemnification and reimbursement of legal expenses in connection with the Defamation Litigation, and for breach of an employment agreement with respect to stock options. The former executive was seeking damages, including substantial exemplary and punitive damages, and an order requiring us to honor stock options. We believe that the claims for exemplary and punitive damages relating to both the indemnity and stock option claims were wholly without merit, however the cost of litigating the claim would have far exceeded the cost to settle. Therefore, in March 2001, we reached a settlement with the former executive. The terms of the settlement are confidential. At the current time, we have not executed our obligations under the settlement agreement. Failure to do so in a timely manner may lead to a breach of the agreement and the potential for damages.

      We have been involved in litigation with a former customer who has alleged that we breached an agreement to provide software conversion services and to test its software for the ability to function in the year 2000 and beyond. While we believe that the outcome of any litigation would have been favorable, our analysis indicated the potential cost of trying the case would have been greater than the settlement offer on the table. We settled the case during December 2000 for $125,000 to be paid over the next fifteen months. We have been unable to meet our payment commitments since the settlement date, although we have conveyed to the former customer our willingness to meet the settlement terms as soon as sufficient financing is available. To date, the former customer has taken no further action.

     On May 31, 2001, a complaint was filed against us in the Superior Court of the State of Arizona in Maricopa County (Case No. CV 2001-001579) by Steve Fischer ("Fischer"). In the complaint, Fischer alleged that he had been induced to settle an existing judgment with a third party, Scott Miller ("Miller") for a consideration of 3,600,000 shares of our common stock, to be registered by us no later than February 15, 2001. Miller, as the principal of Beacon Capital Partners LLP, had been issued 4,450,000 shares of our common stock as part of an arrangement with the Company intended to generate up to $1,000,000 of financing for the Company, based on the sale of up to 11,111,111 shares. The Company has since responded with a counter-suit claiming the recovery of the issued shares for non-performance. We have been awarded a Default Judgment against Miller, including a specification for the return of 850,000 shares. We expect the case against Fischer will go to litigation before the end of 2001. The Company has received advice of counsel assuring that the full number of 4,450,000 shares will be recovered fully by us.

     On August 15, 2001, a complaint was filed against us the Superior Court of the State of Arizona in Maricopa County (Case No. CV 2001-014095) by Richard Highland ("Highland"). The complaint alleges that Highland, a former employee, has wages unpaid by us for a period when he contends he was a continuing employee. The complaint seeks payment of the alleged wages, interest and costs, in addition to triple damages, interest and costs for failure to pay wages, as provided for in the Arizona Revised Statutes. An Application for entry of default was filed by Highland on September 7, 2001. The Company believes that this complaint is without merit, and intends to file a counter-suit in a timely fashion.

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended May 31, 2001.

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

     In response to conversion requests by certain of the debenture holders under the sale described above and the settlement agreement described under "Legal Proceedings" of this Form 10-KSB, we issued the following shares. In response to conversion requests by Dominion Capital Fund, Ltd.: on March 6, 2000, 748,846 shares; on April 20, 2000; on May 5, 2000, 67,797 shares; on
August 2, 2000, 169,028 shares; on August 23, 2000, 203,555 shares; on September 19, 2000, 212,692 shares; on October 4, 2000, 519,911 shares; on October 9,
2000, 1,294,482 shares; on November 3, 2000, 765,706 shares; on January 1, 2001, an aggregate of 1,080,217 shares; on February 16, 2001, 644,622 shares; and on February 23, 2001, 1,163,876 shares. In response to further conversion requests, we issued to Sovereign Partners, L.P., the following shares: on April 20, 2000, 749,202 shares; and on June 28, 2000, 832,246 shares. In response to a further conversion request, we issued 306,047 shares to Canadian Advantage, L.P., on April 20, 2000.

     As noted under "Legal Proceedings" of this Form 10-KSB, an agreement was reached between the debenture holders and independent third parties in March 2001. Under this agreement, the debenture holders sold their remaining position to the third parties, who immediately converted that position into common stock. We issued 5,000,000 shares of stock in connection with that conversion request from the third parties. As of the date of this filing, the entire principal, interest, and liquidated damages have been converted into common stock.

(2) On May 5, 2000 and June 6, 2000, we sold an aggregate of 4,498,000 units, consisting of one share of common stock and a warrant for one share of our common stock at an exercise price of $1.50 per share to forty-four accredited investors for total cash consideration of $1,124,500 in a private placement. The exercise price of 740,000 of these warrants has been adjusted to compensate the holders for other considerations given the company.

     In connection with the terms of issue of this private placement, we issued an additional 3,200,000 shares on September 13, 2000 to twenty-seven of the investors in the private placement for no additional consideration.

(3) On December 19, 2000, we issued 4,450,000 shares of our common stock, valued at $556,250, to Beacon Capital Partners LLP under the terms of an agreement to issue up to 11,111,111 shares to generate funding of up to $1,000,000. Based on claims of non-performance and the subsequent fraudulent use of these shares as consideration in a third-party transaction, we have been awarded a Default Judgment for the return of 850,000 shares; return of the balance of the shares is to be sought in a case which we expect to be litigated before the end of 2001. See under "Item 3: Legal Proceedings" in this Form 10-KSB.

(4) On March 19, 2001, we issued 7,488 shares of our common stock, valued at $1,287, to a creditor to eliminate an outstanding indebtedness.

(5) On April 5, 2001, we issued 3,400,000 shares of our common stock, valued at $425,000, to Robert L. Stewart, an affiliate of ours, to replace common stock which he had loaned to the Company to meet our earlier requirements for issue of common stock.

(6) On May 17, 2001, we issued an aggregate of 6,073,218 shares of our common stock for a total cash consideration of $564,642 to twenty-eight accredited investors in a private placement. On June 20, 2001, we issued an additional 18,750 shares to increase the number of shares issued under this private placement to an aggregate of 6,091,968 shares.

     On September 7, 2001, we issued a further 1,666,668 shares of our common stock for a cash consideration of $100,000 to five of the accredited investors in the May 2001 private placement. These shares have since been returned to the Company, at the Company's request, to reduce the total number of issued and outstanding shares; the Company has agreed to issue 1,666,668 replacement shares when our authorized shares have been increased to at least 125,000,000 shares.

     As of September 28, 2001, a further 4,048,747 shares relating to an aggregate additional subscription of $320,600 as part of our May 2001 private placement had not yet been issued to fifteen accredited investors, five of whom had previously invested in the May 2001 private placement.

(7) Also on May 17, 2001, we issued 80,000 shares, valued at $10,400, to a consultant, and we issued 40,000 shares, valued at $5,200, as a grant to a shareholder in consideration for an earlier loan of common stock to meet the Company's requirement to issue shares.

(8) On June 1, 2001, we issued 4,000,000 shares, valued at $440,000, to a consultant for purposes of negotiating financing as part of a private placement. The proposed financing has not been completed, and the 4,000,000 shares are to be returned to the Company to reduce our total number of issued and outstanding shares.

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

RECORD HOLDERS

     As of September 28, 2001, we had approximately 490 stockholders of record. This number does not include those stockholders whose shares are held in "nominee" or "street" name.

MARKET INFORMATION

     Our common stock is quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "CSGI". The following table sets forth the range of high and low sales prices as quoted on the OTC Bulletin Board by quarter for the last two fiscal years to May 31, 2001 and through September 28, 2001. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

                                                            High           Low
                                                            ----           ---
Fiscal Year Ending May 31, 2000

First Quarter..........................................     1.718         0.450
Second Quarter.........................................     8.843         0.406
Third Quarter..........................................     3.437         0.250
Fourth Quarter.........................................     3.000         0.625

Fiscal Year Ending May 31, 2001

First Quarter..........................................     1.375         0.500
Second Quarter.........................................     0.781         0.146
Third Quarter..........................................     0.281         0.938
Fourth Quarter.........................................     0.219         0.100

Fiscal Year Ending May 31, 2002
First Quarter .........................................     0.200         0.050
Second Quarter (to September 28, 2001).................     0.090         0.050


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

OVERVIEW

     Historically, we have developed pre-packaged software, proprietary products and services. However, in the 2000 fiscal year we moved our specific emphasis to identifying and developing software-related business opportunities and technologies and to providing timely and effective software-based solutions for these opportunities.

     We are marketing the COUNTERFEIT COP through our Business Products Division. We have entered into distribution agreements with third parties that have national domestic distribution networks, and we have incorporated ConSyGen s.r.o. in the Czech Republic to market the product in Europe. CE certification has been secured, and we began shipping units to Europe during the second quarter of the 2001 fiscal year. We intend to continue the active marketing of this product through these distribution channels and others that we expect to create.

     We have completed the development of the first version of the BIZPAY SUITE of software - our new "e-commerce" product. The software was released to Internet merchants and consumers on July 16, 2001, and we are currently working with the early subscribers to the service.

     We are currently evaluating several options for the corporate structure of the BIZPAY technology, and our business interests in the United States. The successful roll-out of the business will require funding beyond our ability to provide. Therefore, we are considering several alternatives to maximize our shareholders' interests, while raising the necessary capital.

     We have incorporated a new company (BizPay International, Inc.) to hold our interests in various BIZPAY businesses around the world except for the U.S.A. In the U.S.A., we will operate through a separate entity (BizPay USA, Inc.). We have signed several Memorandums of Understanding (MOU) with strategic partners to introduce the product in Europe and several other locations around the world. Because of the time constraints and the demands of our domestic partners, and the inability of our foreign partners to fund the different roll-outs, we have focused all of our efforts in the last quarter of fiscal 2001 on preparing the software for our domestic roll-out. The international opportunities still exist for BIZPAY, but we believe that the opportunities will grow exponentially following a successful launch in the United States.

     Due to the lack of profitable operations and difficulties raising additional capital, we have experienced significant cash flow difficulties. Since May 31, 2000, we have generated approximately $837,000 from the sale of our common stock, we have increased our debt by approximately $635,000, and we have borrowed approximately $390,000 from parties related to the Company. Even with these borrowings, we have had difficulties in meeting payroll and other operating obligations.

     We will continue to attempt to implement our business plan and strategic direction - that is, the marketing and distribution of the COUNTERFEIT COP and the development and introduction of new products related to e-commerce. We will require additional capital to move forward on these product lines and new ventures. We believe that partnerships are highly desirable for accelerating market penetration and for establishing market dominance, and we are currently negotiating with several other international parties to extend this approach.

     In accordance with SFAS 131, we are continuing to report operating results by business unit. The figures for all divisions are based on an allocation of overhead and all indirect costs in the following manner: BIZPAY (70%), COUNTERFEIT COP (25%), and MultiMedia (5%). The COUNTERFEIT COP division lost $1,381,726 for the year ended May 31, 2001 on revenues of $86,422. The BIZPAY division lost $4,110,813 for the same period on revenues of $0. The MultiMedia division completed its first project during the year ended May 31, 2001, and had losses of $272,930 on revenue of $20,750 during the period. Revenues for the MultiMedia division could have been significantly larger, but all resources were rerouted to BIZPAY development and testing.

     We have been involved in material litigation with holders (the "Debenture Holders") of our 6% Convertible Debentures Due May 29, 2003 (the "Debentures"). In 1998, the Debenture Holders filed a lawsuit against us based upon our failure to honor their requests to convert the Debentures to common stock (the "Debenture Litigation"). In January 1999, the Debenture Holders and other plaintiffs (together, the "Plaintiffs") filed related lawsuits against us and certain of our former officers and others, to recover damages for alleged intentional and calculated defamation (the "Defamation Litigation"). On April 11, 2000, we entered into a definitive Settlement Agreement and Conditional Release with the Plaintiffs to settle the Debenture Litigation and the

Defamation Litigation. Under the Settlement Agreement, we agreed to honor the terms of the Debentures (and the related common stock purchase warrants) and to convert the principal and accrued interest on the Debentures into our common stock as the Debenture Holders request such conversion and as permitted under the Debentures. In March 2001, an agreement was reached between the debenture holders and independent third parties, under which the debenture holders sold their remaining position to the third parties, who immediately converted that position into common stock. As of this filing, the entire principal, interest, and liquidated damages have been converted into common stock, and no further liability remains to the debenture holders or the third parties.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED MAY 31, 2001 TO YEAR ENDED MAY 31, 2000

     NET LOSSES. For the year ended May 31, 2001, we incurred a net loss of approximately $7,517,000, compared with a net loss of $7,432,000 for the year ended May 31, 2000, an increase of approximately $85,000.. We also made approximately $881,000 in additional gross sales during the year ended May 31, 2001 which have not been included in our sales results. An explanation of these revenues and losses is set forth below.

     REVENUE. For the year ended May 31, 2001, we had revenues of $131,172, compared to $146,424 for the previous year. The decrease in revenue reflects our continued failure to achieve significant sales volume in our products, including sales of the COUNTERFEIT COP product, which decreased from $146,000 in fiscal 2000 to approximately $86,000 in fiscal 2001. During the year, we completed additional gross sales of approximately $881,000, for which the COUNTERFEIT COP inventory has been segregated during customer acceptance and in preparation for shipping, and the revenues have been received; however, we will not account for the revenue until the inventory has been shipped.

     COST OF SALES. For the year ended May 31, 2001, we had cost of sales expense of $115,464, compared to $45,228 for the previous year, an increase of $70,236. The primary cost of sales expense is the cost of the COUNTERFEIT COP units sold, which decreased from $44,000 in fiscal 2000 to $36,374 in fiscal 2001. These costs represent approximately 42% of related revenue for the year ended May 31, 2001. We expect gross margins on the COUNTERFEIT COP to increase in the near term as we negotiate different pricing structures under new distribution agreements. We also made a charge of approximately $79,000 to cost of sales during fiscal 2001 to establish an inventory obsolescence provision for the COUNTERFEIT COP. As noted above, we also made sales of the COUNTERFEIT COP which have not yet been accounted as revenue; an additional cost of sales of approximately $177,000 will be recognized when the revenue is recognized.

     WEB DEVELOPMENT SERVICES. We introduced this service during fiscal 2000 with our new MultiMedia Division, and generated revenues of $24,000 in the year ended May 31, 2001, compared with revenues of $6,000 in fiscal 2000. Our concentration on the completion and release of the BIZPAY technology has caused us to re-allocate all MultiMedia staff to the BIZPAY product, thereby reducing the revenue potential for this service.

     COST OF CONVERSION SERVICES. We no longer market this service. For reporting purposes, it is considered to be a discontinued operation, as shown in the audited financial statements in this Form 10-KSB. The conversion service incurred no revenues or losses in the year ended May 31, 2001, and a net loss of approximately $14,000 in the previous year.

     SOFTWARE RESEARCH AND DEVELOPMENT EXPENSES. For the year ended May 31, 2001, software development expenses were $0, compared with $360,000 for the comparable prior period. We are no longer engaged in this business area; the prior period amount represented a one-time expense related to an abandoned arrangement for the acquisition of third-party software.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $5,873,000 for the year ended May 31, 2001, compared with $6,262,000 for the previous year, a decrease of $389,000. When compared to the previous year, the decrease in selling, general and administrative expenses is primarily attributable to a reduction of approximately $800,000 in payroll expenses, directly attributable to operating with reduced staffing during much of the fiscal year; a reduction of approximately $495,000 in legal fees, due primarily by a reduced involvement on litigation and the settlement of several ongoing lawsuits during the year; a reduction of approximately $255,000 in investor and public relations expense.

     INTEREST AND OTHER FINANCING EXPENSE. For the year ended May 31, 2001, expenses involved in interest and other financing fees and penalties was $881,287, compared with $752,657 for the previous year, an increase of $128,630. This increase is primarily due to a charge of $104,000 incurred as part of our property re-financing and related payment defaults, and an aggregate charge of approximately $247,000 in fees and penalties due to a consultant.The effect of these amounts has been partially offset by the reduction of interest and penalty expenses caused by the full conversion of our 6% Convertible Debentures during the 2001 year.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended May 31, 2001, depreciation and amortization expense was $159,302, compared with $166,626 for the previous year, a decrease of $7,324. The decrease indicates that there has been no major growth in depreciable items, primarily due to a shortage of operating capital.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the year ended May 31, 2001, we suffered material operating losses and negative cash flow. We continue to experience an ongoing working capital deficiency and, since May 31, 2000, cash has come almost exclusively from borrowings and private sales of our common stock. Although there are now signs of increased revenue through increased sales of the COUNTERFEIT COP, and we expect revenue to flow in fiscal 2002 from the release of the BIZPAY technology and early merchant interest, we will continue to require capital to meet the demands of our ambitious business plan. In addition to projected revenues, we are attempting to raise sufficient capital to meet our current obligations and to implement our new business plan. Without these projected revenues and/or the funding that we are seeking, we may be unable to continue to finance our day-to-day operations.

     We have utilized significant resources in research and development and marketing efforts. Those efforts must continue for us to be successful in the implementation of our strategic direction. We will use any internally-generated funds and additional capital from private placements of equity to meet our obligations and to implement our strategic direction.

     Our balance of cash and cash equivalents was $1,490 at May 31, 2001, compared with $3,605 at May 31, 2000. We had a working capital deficit of $6,675,000 at May 31, 2001, compared with a working capital deficit of $2,298,000 at May 31,2000, a $4,377,000 increase in our working capital deficit. This increase is directly attributable to our net loss from operations of $6,897,000 for the fiscal year.

     Accounts receivable balances decreased to $5,530 at May 31, 2001 from $49,000 at May 31, 2000, due almost entirely to collection of outstanding balances from COUNTERFEIT COP resellers, and to the lack of sales of the COUNTERFEIT COP.

     Inventory balances decreased to $122,923 at May 31, 2001 from $412,338 at May 31, 2000, a decrease of $289,415. This decrease is primarily attributable to approximately $204,000 of COUNTERFEIT COP inventory sold off during the year, which was not replaced, and to a reserve of $79,000 for inventory obsolescence. As noted under "Net Losses", above, a major sale of the COUNTERFEIT COP during the year ended May 31, 2001 has not yet been recognized as revenue, although we have transferred inventory to the amount of $177,000 to the customer for acceptance and shipping.

On recognition of this revenue, we will make appropriate reversals to the above inventory obsolescence provision.

     Accrued Payroll and Related Liabilities increased to $1,191,379 at May 31, 2001 from $346,825 at May 31, 2000. The increase of approximately $844,751 is directly attributable to the accrual of staff salaries and related payments for deferred salaries and benefits, caused by our shortage of operating capital during fiscal 2001.

     We created a Deferred Revenue liability of $704,000 during the year ended May 31, 2001 to recognize the net value of sales of the COUNTERFEIT COP for which payment has been received, but for which the products have not yet been shipped. The products have been segregated from inventory, and the liability will be eliminated as soon as shipping is completed.

     Other Accrued Liabilities decreased to $830,356 at May 31, 2001 from $929,408 at May 31, 2000, a decrease of $99,052. This decrease is primarily due to a reduction of approximately $254,000 in Accrued Expenses Payable relating to the early conversion of our Convertible Debentures, and the corresponding adjustments to interest expense and debt issuance expense. We also made a provision of $104,000 for fees and penalties expense related to the re-writing of notes related to the leasing of our headquarters property.

     Net property and equipment decreased to $1,099,103 at May 31, 2001 from $1,230,928 at May 31, 2000. Since the lack of available operating capital during fiscal 2001 meant that there was only a minimal growth in depreciable assets during the year, the net decrease of $131,825 reflects normal depreciation provisions.

     Notes Payable increased to $2,055,015 at May 31, 2001 from $413,369 at May 31, 2000. This increase of $1,641,646 was mainly due to substantial borrowings from directors, officers, and affiliates of the Company. In addition, we borrowed in excess of $400,000 from an unrelated third-party. For more information, refer to Note 4 of the attached Financial Statements to this Form 10-KSB.

     Accounts payable increased to $752,937 at May 31, 2001 from $335,477 at May 31, 2000, an increase of $417,460. The increase reflects our reduced ability to meet our ongoing payments to our creditors due to a continuing shortage of operating capital.

     We do not intend to require material capital expenditures in the short term. However, as discussed above, we will require cash to implement our strategic direction.

     On October 1, 1999, a $150,000 loan was arranged from the Hamburg Trust. The interest rate for the first 90 days is 1.5% per month increasing to 2%, with interest payments due on the first of each month. On October 1, 1999 a further loan was obtained from Daniel Rehm for $70,000 with the same interest rates and payment structure. On October 21, 1999 a $90,000 loan was arranged from Daniel Rehm with an interest rate of 2% per month and payments due on the first of each month. Collateral for this loan is a second mortgage on our headquarters building, located at 125 S. 52nd Street, Tempe, AZ 85281. On November 3, 1999 a $65,000 loan was arranged from Daniel Rehm with an interest rate of 1.5% per month and payments due on the first of each month. Collateral for this loan is a second mortgage on our headquarters building, located at 125 S. 52nd Street, Tempe, AZ 85281. On October 15, 1999 a $310,000 loan was arranged from the Hamburg Trust with an interest rate of 1.75% per month, with payments due on the first of each month. Collateral for this loan is a second mortgage on our headquarters building, located at 125 S. 52nd Street, Tempe, AZ 85281.

     On April 1, 2001, we entered into a 5-Year Lease with Option to Purchase Agreement with Corporate Fiducial Services, Inc. ("CFSI"), whereby CFSI became the landlord of the property and occupied part of the building, and we agreed to lease the property for a five-year period, with an option to extend the lease period and an option, commencing on January 1, 2002, to purchase the property. On June 5, 2001, we executed a Promissory Note with the Daniel B. Hamburg and Lillian Hamburg Revocable Trust for the principal amount of $616,000, plus interest at the rate of 1.5% per month, with payments commencing on June 1, 2001. The obligations on this Promissory Note are now being met by CFSI.

     In January 2000, we undertook the raising of $1,124,500 through a private offering of restricted common stock, valued at $0.25 per share. This offering was fully subscribed, and we issued 4,498,000 shares in May and June, 2000. Based on the timing of the submission of a registration filing for the shares underlying this private offering, we were required to issue 100,000 additional shares of common stock for each week of filing delay, with the additional shares to be distributed proportionately to some of the subscribers, and to be included in the registration filing. As of September 13, 2000, we issued 3,200,000 additional shares, which will be included in a planned registration filing on Form SB-2. Each subscription to one share of our common stock also carried an entitlement of a warrant for one share of our common stock at $1.50 per share, with the underlying shares to be included in the planned registration filing on Form SB-2. We may redeem the warrants within a 30-month period from their effective date. Redemption may occur when the closing price of our common stock exceeds $2.75 for five consecutive days in a 90-day period prior to our notice to the warrant-holder; the warrant-holder then has 30 days to exercise their warrant. The exercise price of 740,000 of these warrants has been adjusted to compensate the holders for other considerations given to the Company.

     In January 2001, we undertook the raising of approximately $640,000 through a private offering of restricted common stock, variously priced at between $0.06 and $0.245 per share. This offering was fully subscribed, and we issued an aggregate of 6,091,968 shares in May and June, 2001, and an additional 1,666,668 shares in September, 2001. These additional shares have since been returned to the Company to reduce our issued and outstanding shares. We have agreed to issue 1,666,668 replacement shares when our authorized capital has been increased to at least 125,000,000 shares. An additional 3,798,747 shares relating to an additional $320,600 raised as part of this private placement had not yet been issued as at September 28, 2001. We intend to include the shares issued under this private offering in a planned submission of a registration filing for the shares underlying both the private offering completed in May 2000 and this private offering.

     On December 19, 2000, we issued 4,450,000 shares of our common stock, valued at $556,250, to Beacon Capital Partners LLP under the terms of an agreement to issue up to 11,111,111 shares to generate funding of up to $1,000,000. Based on claims of non-performance and the subsequent fraudulent use of these shares as consideration in a third-party transaction, we have been awarded a Default Judgment for the return of 850,000 shares; return of the balance of the shares is to be sought in a case which we expect to be litigated before the end of 2001. See under "Item 3: Legal Proceedings" in this Form 10-KSB.

     On March 19, 2001, we issued 7,488 shares of our common stock, valued at $1,287, to a creditor to eliminate an outstanding indebtedness.

     On April 5, 2001, we issued 3,400,000 shares of our common stock, valued at $425,000, to Robert L. Stewart, an affiliate of ours, to replace common stock which he had loaned to the Company to meet our earlier requirements for issue of common stock. At our request, Mr. Stewart subsequently returned the shares to a consultant as part of a private placement for an aggregate amount of $148,000 and for payment of certain services supplied by the consultant to the Company. We have agreed with Mr. Stewart to issue replacement common stock to Mr. Stewart when the Company has increased its authorized capital to at least 125,000,000 shares.

     On May 17, 2001, we issued 80,000 shares, valued at $10,400, to a consultant, and we issued 40,000 shares of restricted stock, valued at $5,200, as a grant to a shareholder in consideration for the loan of 80,000 shares of free-trading common stock to meet the Company's requirement to issue shares.

     On June 1, 2001, we issued 4,000,000 shares, valued at $440,000, to a consultant for purposes of negotiating financing as part of a private placement. The proposed financing has not been completed, and the 4,000,000 shares are to be returned to Company and used to reduce our total number of issued and outstanding shares.

     On September 11, 2001, we requested directors, staff and former staff ("option holders") to surrender their vested but unexercised stock options to the Company to enable us to have the underlying shares available, if required, for issue under a future private placement. As consideration for this surrender, we agreed to grant to each complying option holder replacement options of a total of 110% of their surrendered options, and to reduce the exercise price of the replacement options. The option holders further agreed to waive their rights to exercise such replacement shares until the Company has increased its authorized capital to 125,000,000 shares and completes an S-8 registration. As of September 28, 2001, a total of 26 option holders have agreed to the above request, and have surrendered an aggregate of 1,932,725 options, leaving a remaining balance of 483,230 unexercised options. Under the agreements with directors and staff, we will issue an aggregate of 2,125,998 replacement options.

     On September 12, 2001, we requested certain investors to surrender certain issued or entitled shares, unexercised stock options, and unexercised warrants to the Company to enable us to have the underlying shares available, if required, for issue under a future private placement. The aggregate shares involved in these agreements were 7,983,975, comprised of 7,133,475 shares, 110,500 options, and 740,000 warrants. As consideration for the surrender of issued and entitled shares, the Company agreed to issue an aggregate of 7,356,334 replacement shares or, for two of the investors, to pay compensation at the rate of $0.10 per surrendered share. As consideration for the surrender of stock options, the Company agreed to grant the same number of replacement options at a reduced exercise price. As consideration for the surrender of the warrants, the Company agreed to grant the same number of replacement warrants at a reduced exercise price. In all cases, the subject replacement shares, options and warrants will only be available or exercisable when the Company has increased its authorized capital to 125,000,000 shares.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to affect our operating expenses materially. Although we have no plans to borrow additional funds, if we were to do this at variable interest rates, any increase in interest rates would increase our borrowed funds.

SEASONALITY

     Our operations are not affected by seasonal fluctuations, although our cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts. Management believes that the cash-flow of the two major product lines in our strategic direction - BIZPAY and the COUNTERFEIT COP - will be very regular, and will be much less impacted by large purchases or seasonal factors.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF NET LOSSES AND NEGATIVE CASH FLOWS. IF WE ARE UNABLE TO BECOME PROFITABLE, IT IS UNLIKELY THAT WE WILL BE ABLE TO CONTINUE OUR OPERATIONS.

     We have sustained substantial and recurring losses and negative cash flows in each of the last three fiscal years ended May 31, 1999, 2000 and 2001. For these periods, we had aggregate net losses of $19,895,000, with annual net losses of $4,946,000, $7,432,000, and $7,517,000, respectively. We are also experiencing a significant working capital deficiency. Please see the discussion of "Material Changes in Financial Condition, Liquidity and Capital Resources" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-KSB.

     If we continue to sustain losses and negative cash flow, it is unlikely that we will be able to continue our operations. Our ability to become profitable primarily depends on our ability to generate significant revenue and improve the efficiency of our operations. Specifically, we must be able to generate substantial sales of our Counterfeit Cop product and complete development of our BIZPAY SUITE and generate revenue from the sale of our BIZPAY products.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY-GENERATED FUNDS BECAUSE OUR BUSINESS HAS GENERATED NEGATIVE CASH FLOW. WE WILL NEED TO GENERATE FUNDS INTERNALLY OR RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS DURING THE 2002 FISCAL YEAR.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We have made significant strides towards profitability, we have U.S. master distributor contracts in place for the COUNTERFEIT COP, and we have established some critically-important distribution relationships for BIZPAY. However, we have a cash deficiency of approximately $6,897,000 from operations during the year ended May 31, 2001, and there can be no assurance that the contracts already in place will support us through a full year of operations.

     Our auditor's report indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because:

     *    we have incurred recurring material losses from operations;

     *    we have not generated significant revenue from our new product lines;

     *    we have incurred material cash flow deficiencies, and

     *    we have material current debt.

     We cannot assure you that we will be able to generate internally or raise sufficient funds to continue our operations, or that our auditors will not issue another going concern opinion. Our failure to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition and on our ability to continue as a going concern.

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

     The market price of our common stock could decline significantly if our existing stockholders sell shares of our common stock in the market. Such sales also may make it more difficult for us to raise capital in the future at a time and at a price that we deem appropriate. As of September 28, 2001, we had 63,135,793 shares of common stock outstanding. This does not include an aggregate of 3,758,000 shares issueable upon exercise of outstanding warrants under our January, 2000 private offering. The total number of shares issued includes 4,450,000 shares fraudulently negotiated by Beacon Capital Partners, as noted under Item 3. Legal Proceedings in this Form 10-KSB. The total number also includes 4,000,000 shares issued to a consultant in anticipation of their issue as part of a private placement, which shares have not been issued and are to be returned to the Company.

     Subject to certain volume and other limitations, as of May 31, 2001, we estimate that approximately 4,549,549 shares were eligible for sale under Rule 144, including 1,144,500 shares held by one of our affiliates, and approximately 7,880,062 shares are eligible for public sale without registration, pursuant to Rule 144.

     As of May 31, 2001, we had outstanding options to purchase 2,581,271 shares of our common stock at a weighted average exercise price of $1.4294. Following the institution of a program where our directors, certain staff and former staff, and certain investors were requested to surrender options previously granted under our stock option plans (see Item 10. Executive Compensation of this Form 10-KSB), as of September 28, 2001 we had outstanding options to purchase 483,230 shares of our common stock at a weighted average exercise price of approximately $0.52 per share. We have filed Form S-8 registration statements under the Securities Act registering an aggregate of 10,500,000 shares of common stock issueable under our stock option plans, including the 483,230 options currently outstanding.

     We also have 3,758,000 warrants outstanding for the purchase of our common stock under our January 2000 private offering, at an exercise price of $1.50 per share. An additional 740,000 warrants were issued as part of the private offering, but have been returned to the Company; the Company has agreed to issue replacement warrants when its authorized capital has been increased to 125,000,000 shares. The exercise price of these 740,000 replacement warrants will be adjusted to compensate the holders for other considerations given the company.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR BIZPAY SOFTWARE IS IN THE EARLY STAGES OF IMPLEMENTATION. IF A MARKET FOR OUR PRODUCTS AND SERVICES DOES NOT DEVELOP, WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

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

     As a result of our limited operating history with our Business Products Division or our BIZPAY software, it is difficult to accurately forecast future revenues. We may be unable to adjust our spending in a sufficiently timely manner to adjust for any unexpected revenue shortfall. Also, we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a sufficiently timely manner to adjust for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a sufficiently timely manner to adequately meet customer demand in excess of our expectations.

OUR HISTORICAL FINANCIAL RESULTS ARE NOT MEANINGFUL TO AN ANALYSIS OF OUR CURRENT BUSINESS.

     The financial data included in this document covers periods prior to the transition from our Year 2000 business to our new business, which comprises

Counterfeit Cop and our BIZPAY software products, some parts of which are still under development. Accordingly, our historical financial data is not necessarily meaningful to an analysis of our current and future business operations. For example, Year 2000 software services accounted for 58% of our total revenue during the year ended May 31, 2000 and 0% during the year ended May 31, 2001. Because we will no longer receive revenues from the Year 2000 operations, our revenues in future periods will be substantially less than prior periods unless we are able to replace the lost revenues from the Year 2000 business with new business.

IN ORDER TO SUSTAIN OUR VIABILITY OVER THE NEXT FEW YEARS, WE WILL NEED TO DEVELOP NEW PRODUCTS.

     The successful development of any new product is dependent on a number of factors, including our ability to develop acceptable products, to anticipate future changes and the demands of applicable markets, the retraining or hiring of necessary personnel, and our ability to provide sufficient capital either from internally-generated revenues or external sources to properly fund the development of new products. Also, if we do not complete the development of new products, we will need to seek other opportunities to replace the revenues generated by our Year 2000 and software services businesses.

     We have only recently released the initial version of our new BIZPAY software product. We may encounter difficulties in completing the BIZPAY product line, in preparing special versions for individual clients and partners, or in expanding such product line once initial development is completed. If we are unable to complete this development or expansion, we will not be able to generate the level of revenue we are expecting and may have difficulty funding our operations. Any failures to anticipate product opportunities in our market areas, or any delays in developing and releasing new products, could have a material adverse effect on our business, results of operations and our financial condition.

     In September, 2001, we appointed a new President and CEO and commenced the recruitment of a team of senior management with extensive backgrounds and skills in the specific areas from which we believe our future products and technical direction will be developed. We believe that, if we are able to obtain the necessary financing, we will be able to continue the development and to enhance the effectiveness of our Bizpay products, and also to initiate new products based on leading-edge technologies and business opportunities.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND WE COULD LOSE CUSTOMERS.

     To be competitive, we must enhance and improve the functionality and features of our products. If competitors introduce new products and services embodying new technologies which equate with or eclipse our own technologies, or if new industry standards and practices emerge, our existing products and systems may become obsolete. Ongoing development of our technology entails significant expense and technical risks. The markets for counterfeit detection devices and for Internet and electronic commerce products and services are characterized by rapidly changing technologies, resulting in rapid product obsolescence and short product life-cycles. Accordingly, our success is dependent on our ability to anticipate technological changes and business opportunities, and to continuously identify, obtain and successfully market new products and services that utilize evolving technologies and that satisfy customer preferences and industry requirements. We cannot be certain that present or future competitors will not market products and services which have actual or perceived advantages over our products or which render our products and services obsolete or less marketable.

IF WE FAIL TO ESTABLISH AND MAINTAIN A CLEAR BUSINESS ADVANTAGE OVER OUR COMPETITORS, WE WILL HAVE DIFFICULTY IN CAPTURING OR RETAINING AN ADEQUATE MARKET SHARE TO ENSURE ACCEPTANCE OF OUR PRODUCTS AND THEIR CONTINUING MARKET PENETRATION. FAILURE TO COMPETE EFFECTIVELY IN OUR MARKET WILL LEAD TO REDUCED SALES, WHICH WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The business products industry is extremely competitive and has relatively low barriers to entry. With the COUNTERFEIT COP, we compete primarily with three main classes of products:

     - chemical-based, pen-type scanners. The market leader is Money Tester, although there are several other products, all of which are relatively inexpensive, and there is a very low barrier to entry of the market. The main difference of these products to the COUNTERFEIT COP is that they are severely restricted in function, being able to detect only a limited set of counterfeit features, and only on paper;

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

     With BIZPAY, the primary competition is in the major categories:

     - `paper-payment' replacement. Services such as PayMyBills.com and PayTrust.com (which has American Express and AT&T Ventures among its backers) are providing an online alternative to check payments. BIZPAY will not incorporate this feature in its initial release, although it will be introduced in later versions;

     - individual service providers. There are several companies which now market specific functions to other, larger companies - either software aggregators preparing larger software offerings, or financial groups seeking to develop their own solution. We believe that most of these companies are small, with limited funding, and easily absorbed by larger entities. They provide an innovative and rapidly-growing range of specialist services. On their own, none of them represents a major competitive threat to BIZPAY; however, the incorporation of these new features into our products will provide BIZPAY with a competitive edge, and will forestall competition from aggregators.

     While each competitive service offers one or more of the three major e-commerce transactions (person-to-person, consumer-to-business, and business-to-business), BIZPAY offers all three and has also identified and incorporated a wide and distinctive variety of other features which enable it to exceed any of the alternative products or services in functionality and features. Additionally, we have deliberately sought to include all of the standard `links' to other competitive products and developing standards to ensure that BIZPAY will not become a victim of proprietary technology.

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

OUR FAILURE TO MAINTAIN OUR RELATIONSHIP WITH THE SUPPLIER OF OUR COUNTERFEIT COP PRODUCT WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     We are dependent upon a third party supplier for manufacture of our COUNTERFEIT COP products. Our supplier generally can cancel or modify its agreements with us upon no (or, relatively short) notice. In addition, any decline in the quality of our Counterfeit Cop products could adversely affect our reputation. The untimely loss of the manufacturer of our COUNTERFEIT COP, or a change in any favorable pricing agreements with the manufacturer, would negatively impact the cash flow we receive from our operations.

IF WE ARE UNABLE TO MANAGE CHANGE AND ANY FUTURE GROWTH, OUR BUSINESS MAY BE HARMED.

     We cannot be certain that our systems, procedures and controls will be adequate to support any expansion of our operations. Any future growth also will impose significant added responsibilities on members of our senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified or retained by us. If our management team fails to manage and grow the changing business lines successfully and profitably, or fails to guide us in our strategic direction, there would be a material adverse impact on our business, results of operations and our financial condition.

     Factors affecting our ability to grow internally include, but are not limited to:

     *    customer acceptance of our products under development;

     *    the ability to expand our customer base;

     *    the ability to expand the products offered;

     *    continued relationships with certain suppliers;

     *    the ability to recruit and retain qualified sales personnel; and

     *    continued access to capital.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS WOULD BE DIFFICULT TO REPLACE IN THE EVENT THAT WE LOST THEIR SERVICES.

     The further success of our strategic direction depends largely on the skills, experience and performance of some key members of our senior management and technical personnel, and on our ability to attract, train, motivate and retain personnel who provide the business strategy, technology, marketing and creative skills required by our clients. We believe that there is a shortage of, and significant competition for, professionals with the advance technological skills necessary to perform the services related to e-commerce products and services. To address this problem, we have transferred employees from other technical areas to our e-commerce business, and we are engaged in the necessary training in new technology and new skills sets applicable to e-commerce technology. Once trained, such individuals will be in higher demand because of their new skill-sets. Additionally, not all of our current personnel will be able to acquire the skills necessary to transition to our new business. We cannot be certain we will be successful in attracting, transitioning or retaining qualified technical personnel in the future. The loss of one or more of our key personnel could have a material adverse effect on our business, results of operations and financial condition.

WE HAVE NEVER PAID DIVIDENDS, AND WE DO NOT EXPECT TO PAY ANY DIVIDENDS IN THE NEAR FUTURE. AN INVESTOR SHOULD NOT RELY ON DIVIDENDS TO BE PAID ON OUR COMMON STOCK AS A SOURCE OF INCOME.

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

OUR RESULTS MAY BE ADVERSELY AFFECTED BY OUR FUTURE INTERNATIONAL OPERATIONS.

     We anticipate that international business will account for a portion of our revenues in 2002, and that it will continue to be a material component of our success in the future. While there are very substantial areas of worldwide commonality in Internet-based technologies and practices, there are special risks inherent in international markets, including:

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

OUR INTELLECTUAL PROPERTY IS SUBJECT TO MISAPPROPRIATION.

     Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily upon confidentiality procedures, trade secrets and trademark and trade-name laws to protect our intellectual property rights. We generally enter into confidentiality agreements with our customers, key employees and marketing partners, and generally control access to our technology, software and other proprietary information. Despite these precautions, it may be possible for competitors or customers to copy all of or part of our technology, or to obtain information from us that we regard as proprietary. Furthermore, we cannot be certain that others will not independently develop technology similar to that which we are developing or planning. Although we intend to defend our intellectual property, we cannot be certain that the steps we have taken to protect our proprietary information will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

DIRECTORS

NAME                       AGE    POSITION                         YEAR FIRST
                                                                   ELECTED AN
                                                                     OFFICER
----------------------  -------- --------------------------------- ----------
Howard R. Baer             57    Chairman of the Board                 2001

A. Lewis Burridge          80    Vice-Chairman of the Board            1998

John L. Caldwell           61    Director                              1999

Ben H. Gregg, Jr.          74    Director                              2001

Joseph A. Grimes, Jr.      68    Director                              2001

Luther H. Hodges, Jr.      64    Resigned                              2000

Donald P. Knode            77    Director                              1999

Andrew Lee                 52    Resigned                              1998

Anthony R. Perre           42    President, Director                   2001

Robert D. Reisch           40    Chief Executive Officer, Director     2001

Russell B. Stevenson, Jr.  59    Resigned                              2000

Robert L. Stewart          81    Resigned                              1996

     Mr. Howard R. Baer. Mr. Baer was appointed as Chairman, effective September 12, 2001. He comes from an extensive background of financial management, consulting, and advisory services. He has been closely involved with the Company since 1995, was instrumental in the Company's initial transition to begin public trading, and has been heavily involved in providing funding for the Company since that time. Since 1989, he has been President of Carriage House Capital, Inc., a company directed to the initial funding and transition to public trading of small start-up companies.

     Mr. A. Lewis Burridge: Mr. Burridge served as President and Chief Executive Officer of the Company from March 1999 to August 2001. He was elected as Chairman on April 2000 and was a Member of the Board of Directors from June 1998. Mr. Burridge has had a long and distinguished career spanning 30 years with Sterling Drug Inc. as Corporate Vice President and President of Sterling Asia. Mr. Burridge focused developing Sterling manufacturing and marketing companies throughout Asia for its medical and consumer products in the Asia-Pacific area. Mr. Burridge was President of the American Chamber of Commerce both of Japan and the Philippines and was Chairman of the Asia-Pacific Counsel of the American Chamber of Commerce. Since 1992, Mr. Burridge was Chief Operating Officer of Digitel Inc., a telecommunications and Internet Company and Director of Environment 1. He is currently a Director of Integrated Transportation Network Group, Director of Massa, Inc., Trustee/Director of the Trinity College of Vermont and Director of the United States-Philippines Tourism Advisory Council.

     Mr. Burridge resigned as Chairman, President and CEO, and was appointed as Vice-Chairman, effective September 12, 2001.

     Mr. John L. Caldwell. Mr. Caldwell was elected to the Board on June 24, 1999. He is President of U.S. Trading & Investment Company (USTIC), international business firm that develops foreign markets for American products, services and technologies and structures business transactions worldwide. Mr. Caldwell has had extensive experience in successfully developing and concluding projects and contracts and establishing joint ventures, strategic alliances, licensees, distribution networks and sales representatives in the Asia Pacific region, European Union, Eastern Europe, Russia, Latin America, Africa and the Middle East.

     Mr. Caldwell was Managing Director, United States Trading Company (1982), Senior Vice President and General Manager, Carl Byoir and Associates (1981-1982) and Vice President, International, for the U.S. Chamber of Commerce (1966-1980). He is currently a member of the International Policy Committee of the U.S. Chamber of Commerce and a lecturer at the Elliot School of International Affairs, The George Washington University.

     Mr. Ben H. Gregg, Jr. Mr. Gregg was elected to the Board on March 1, 2001. He retired in Phoenix after a long career as a banking executive and property developer in Colorado. He served as Sr. Vice President of the First National Bank of Loveland, Colorado and as President of the Fort Collins University National Bank. He has a specific focus on banking and commercial issues. Mr. Gregg graduated from Dennison University with a degree in Economics.

     Mr. Joseph A. Grimes, Jr. Mr. Grimes was elected to the Board on March 1, 2001. He served as Chairman and President of Hill and Knowlton, Japan and later Vice President of Honeywell. Mr. Grimes handles federal affairs with the administration and chaired the Political Action Committee after managing Honeywell operations in Europe, Asia and Latin America. He is a graduate of Harvard Law School and Yale University.

     Mr. Luther H. Hodges, Jr. Mr. Hodges resigned as a Director, effective January 17, 2001.

     Mr. Donald P. Knode. Mr. Knode was appointed to the Board on December 28, 1999. Mr. Knode headed Merrill Lynch Tokyo from 1961 to 1967 and was appointed to Vice President of Merrill Lynch, Inc. due to his accomplishments in Asia. In the 1990's, Mr. Knode consulted with the bull-market technology companies such as IBM, Microsoft, Honeywell, Nasdaq, and United Technologies. Mr. Knode also represented Blue Chip Companies such as Proctor & Gamble. Mr. Knode brings vast national experience to ConSyGen's Board.

     Mr. Andrew Lee. Mr. Lee resigned as a Director, effective September 10,
2001.

     Mr. Anthony R. Perre. Mr. Perre was appointed as President and a Director on September 12, 2001. He has an extensive background of Banking and electronic funds transfer business development. From 1995 to 1996, he was Western Regional Sales Manager for First Data Corporation, Inc., marketing electronic funds processing services to financial institutions and Major merchants. From 1996 to 1997, he was Western Regional Manager of CyberCash, inc., prior to serving from 1997 to 2000 as VP of Internet Commerce for CardService International, Inc., responsible for developing key partnerships for CSI's Secure Payment Gateway and other services within CSI's partners' e-commerce packages. He is now VP of Sales for WorldPay, Inc. Mr. Perre is a graduate of the State University of New York and of the Electronic Funds Transfer School at Northwestern University.

     Mr. Robert D. Reisch. Mr. Reisch joined the Company on August 24, 2001 as Chief Executive Officer and a Director. Following positions involving development and marketing of services for several companies, he founded inVzn Development Corporation, where he served until its sale in 1996. inVzn developed, produced, and marketed high-technology imaging equipment software for court-room application, including many high-profile trails. Since 1196, he has been engaged in software and business consulting and in continuing personal education. Mr. Reisch is a featured speaker on national network television programs and professional bodies. He is a Professor of Computer Science at the State University of New York, and holds a U.S. Patent for the invention of a secure image file format. He is a graduate of the State University of New York and of St. Meinrad Graduate School, St. Meinrad, IN.

     Mr. Russell B. Stevenson, Jr. Mr. Stevenson resigned as a Director, effective February 19, 2001.

     Mr. Robert L. Stewart. Mr. Stewart resigned as a Director, effective June 27, 2001.

EXECUTIVE OFFICERS

NAME                     AGE  POSITION                        YEAR FIRST
                                                              ELECTED AN
                                                                OFFICER
---------------------- ------ ------------------------------  ----------
Jason M. Genet          29    Resigned                           1999

Anthony R. Perre        42    President, Director                2001

Robert D. Reisch        40    CEO, Director                      2001

John D. Roskelley       36    Executive Vice President           1999

Bruce R. Shirey         49    Chief Technology Officer           2001

Eric J. Strasser        37    Chief Financial Officer            2000


     Mr. Jason Genet. Mr. Genet resigned from the Company, effective July 16,
2001

     Mr. Anthony R. Perre. See under "Directors, above.

     Mr. Robert D. Reisch. See under "Directors", above.

     Mr. John D. Roskelley. Mr. Roskelley joined the Company on June 21, 1999. He has an extensive background in design and implementation in companies such as Vanstar, MicroAge, Inc., and Inacom, Inc. He has pioneered several consulting roles in technical engineering and service delivery, and has successfully managed the complex business development aspects between these businesses and several major clients.

     Mr. Bruce R. Shirey. Mr. Shirey joined the Company in September, 2001. With a background in computer hardware services, corporate management, financial business development, and consulting, Mr. Shirey served from 1999 to 2000 as Senior Vice President, Internet & Payment Solutions for CardService International, Inc. (CSI), where he created key merchant relationships and developed CSI's first secure Internet Payment Gateway and related online merchant account applications. From 2000 until he joined the Company, he was a Principal of the Rinaldi Group (TRG), a high-performance consulting service, concentrating on strategic Internet, wireless and commercial; payment integration. He is a graduate of California State University at Fullerton.

     Mr. Eric J. Strasser. Mr. Strasser joined the Company on January 28, 2000 as Chief Financial Officer. He has a background in auditing, securities trading, major systems development projects, and project planning and administration. Over the past 15 years he has worked for KPMG and Goldman Sachs, and as a consultant to such firms as Deutsche Bank and DLJ. He is a CPA and a graduate of George Washington University.


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

     Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended May 31, 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with, except as follows: Messrs. Burridge, Roskelley and Strasser each failed to file one Form 4, Statement of Changes in Beneficial Ownership of Securities, relating in each case to two transactions; Mr. Lee failed to file one Form 4 relating to one transaction. Mr. Stewart failed to file six Forms 4 relating to 12 transactions. All of the foregoing reporting persons filed the Form 5, Annual Statement of Changes in Beneficial Ownership, for the fiscal year ended May 31, 2001, after the due date for such form.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

     The Compensation Committee of the Board of Directors recommended on April 19, 2000 to change the Company's standard compensation arrangement. Directors who are not also executive officers or employees of the Company now receive compensation in the amount of $1,500 for each meeting of the Board of Directors or of a committee of the Board of Directors of which any such Director is a member which is physically attended by such Directors, and $500 for each telephone meeting. In addition, the Company increased the stock option grant to such Directors to 25,000 shares of the Company's common stock under the Company's 1997 Amended and Restated Non-Qualified Stock Option Plan.

     On February 28, 2001, the Board resolved that the existing option grants for each non-employee (or, outside) director would be amended as follows: each outside Director to be granted an option to purchase 50,000 immediately-exercisable shares of our common stock at a closing bid price of the stock on the date of grant ($0.125). In addition, each outside director serving on a standing Board Committee was to receive a grant of an option for 15,000 immediately-exercisable shares of our common stock. This resolution superseded all previous provisions for Directors' options.

         The following table shows information concerning options granted to Directors during the Company's fiscal year ended May 31, 2001 and the two preceding fiscal years.

                           OPTION GRANTS TO DIRECTORS,
                     THREE YEARS TO END OF FISCAL YEAR 2001

                                                      NUMBER OF
                                                      SECURITIES
                                                      UNDERLYING        EXERCISE
               NAME                                    OPTIONS           PRICE              EXPIRATION
                                         DATE          GRANTED(5)       $/SHARE                DATE
------------------------------------ ------------- ----------------- --------------- ------ -----------------
A. Lewis Burridge
(see under "Executive
Compensation", below)
------------------------------------ ------------- ----------------- --------------- ------ -----------------
John L. Caldwell                       06/24/99         10,000       $0.50           (1)        06/24/09
                                       04/19/00         15,000       $1.1875         (2)        04/19/10
                                       03/01/01         25,000       $0.125          (3)        03/01/11
                                       03/01/01         15,000       $0.125          (3)        03/01/11
------------------------------------ ------------- ----------------- --------------- ------ -----------------
Ben H. Gregg, Jr.                      03/01/01         50,000       $0.125          (3)        03/01/11
                                       03/01/01         15,000       $0.125          (3)        03/01/11
------------------------------------ ------------- ----------------- --------------- ------ -----------------
Joseph A. Grimes, Jr.                  03/01/01         50,000       $0.125          (3)        03/01/11
------------------------------------ ------------- ----------------- --------------- ------ -----------------
Donald P. Knode                        12/18/99         10,000       $0.50           (1)        12/28/09
                                       04/19/00         15,000       $1.1875         (2)        04/19/10
                                       03/01/01         25,000       $0.125          (3)        03/01/11
                                       03/01/01         15,000       $0.125          (3)        03/01/11
------------------------------------ ------------- ----------------- --------------- ------ -----------------
Andrew Lee (4)                         02/24/98         10,000       $0.50           (1)        02/24/08
                                       04/19/00         15,000       $1.1875         (2)        04/19/10
                                       03/01/01         25,000       $0.125          (3)        03/01/11
                                       03/01/01         15,000       $0.125          (3)        03/01/11
------------------------------------ ------------- ----------------- --------------- ------ -----------------

(1) Options were exercisable 50% at date of grant and 50% 1 year from such date. Options are now fully exercisable.

(2) Options were vested over the 12 months through 04/19/01 at 1/12 per month. Options are now fully exercisable.

(3)  Options are immediately exercisable at date of grant.

(4)  Mr. Lee resigned as a Director, effective September 12, 2001.

(5) On September 11, 2001, we requested our directors to surrender their unexercised stock options to the Company to enable us to have the underlying shares available, if required, for issue under a future private placement. As consideration for this surrender, we agreed to grant to the directors replacement options totaling 110% of their surrendered options, and to reduce the exercise price of the replacement options. The directors further agreed to waive their rights to exercise such replacement options until the Company has increased its authorized capital to 125,000,000 shares and completes an S-8 registration. As of September 28, 2001, Messrs. Burridge, Caldwell, Gregg, Grimes, and Knode have agreed to the above request, and have surrendered an aggregate of 255,000 options. Under the agreements with the directors, we will issue an aggregate of 280,500 replacement options.

EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and each of the Company's Executive Officers (other than the Chief Executive Officer) whose total annual salary and bonus exceeded $100,000 (collectively the "Named Executive Officers") for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three completed fiscal years.

              SUMMARY COMPENSATION TABLE, NAMED EXECUTIVE OFFICERS
                     THREE YEARS TO END OF FISCAL YEAR 2001

                                                                                    LONG-TERM
                                                                                  COMPENSATION
                                                   ANNUAL COMPENSATION               AWARDS
                                           ------------------------------------- ----------------
                                                                                   SECURITIES
          NAME AND                                                    OTHER        UNDERLYING        ALL OTHER
     PRINCIPAL POSITION           YEAR     SALARY                    ANNUAL        OPTIONS       COMPENSATION
                                 ENDED       (7)(8)      BONUS    COMPENSATION     (#)(4)(5)
------------------------------ ----------- ----------- ---------- -------------- ---------------- ----------------
A. Lewis Burridge               05/31/01      161,042         --             --    1,000,000 (6)
President & CEO                 05/31/00      116,250         --             --               --               --
(1)                             05/31/99       22,769         --             --    1,010,000 (2)               --
------------------------------ ----------- ----------- ---------- -------------- ---------------- ----------------
Jason M. Genet (3)              05/31/01      158,125         --             --        1,000,000               --
Exec. VP, COO                   05/31/00       84,303         --             --          495,000               --
                                05/31/99        6,225         --             --            5,000               --
------------------------------ ----------- ----------- ---------- -------------- ---------------- ----------------
John D. Roskelley               05/31/01      108,542         --             --    1,000,000 (6)               --
CTO                             05/31/00       76,022         --             --          300,000               --
------------------------------ ----------- ----------- ---------- -------------- ---------------- ----------------
Eric J. Strasser, CFO           05/31/01      116,667         --             --    1,000,000 (6)               --
                                05/31/00       25,151         --             --          300,000               --
------------------------------ ----------- ----------- ---------- -------------- ---------------- ----------------

(1) Mr. Lewis Burridge joined the Company as President and Chief Executive Officer effective March 24, 1999. He resigned these positions, and was appointed as Vice-Chairman, effective September 12, 2001.

(2) 1,000,000 options were granted to Mr. A. Lewis Burridge at $1.50 on March 30, 1999 and were repriced to $0.50 on October 1, 1999.

(3) Mr. Genet joined the Company on April 5, 1999, and resigned effective July 16, 2001.

(4) On February 28, 2001, the Board granted 1,000,000 options to each of Messrs. Burridge, Genet, Roskelley, and Strasser.

(5) By an Addendum dated April 13, 2001, the outstanding, unexercised balances of the option shares for these named executive officers were relinquished to the Company. The returned option totals were: Mr. Burridge, 2,010,000; Mr. Genet, 1,338,000; Mr. Roskelley, 1,240,000; Mr. Strasser, 1,265,000.
     The Addendum provided for the replacement of the surrendered options by an equivalent number of options by April 12, 2002.

(6) In September, 2001, by an Addendum to the respective Employment Agreements for Messrs. Burridge, Roskelley, and Strasser, which Addendum superseded and replaced the Addendum of April 12, 2001, each of these executive officers agreed to waive his rights to exercise the unexercised balances of his option shares until such time as the Company increases the number of its authorized shares of common stock to at least 125,000,000. In consideration for this waiver, the exercise price of such options was reduced.

(7) For fiscal year 2001, approximately 25% of the reported salary amount for Mr. Burridge was returned to the Company as loans or as Company expenses paid by Mr. Burridge. Approximately 60% of the reported salary amount paid to Mr. Strasser was returned to the Company in similar fashion. In fiscal year 2002, both Messrs. Burridge and Strasser have continued to support the Company through personal contributions.

(8) In October, 2001, the base salaries of all currently-employed Named Executive Officers were reduced to $120,000 each.

EMPLOYMENT AGREEMENTS

     The Company has prepared Employment Agreements, containing a range of standard provisions as set out below, with the executive officers listed below. Standard agreement provisions include:

     o initial employment term of five years, automatically extended for successive five-year periods if neither the Company nor the officer provides the other party with notice of termination;

     o officer eligibility to receive an annual bonus of up to 100% of base salary

     o officer eligibility to receive fringe benefits, including monthly lease payments for an automobile, as may be accorded other executives under the Company's established plans and programs;

     o officer eligibility to receive a non-qualified stock option to purchase shares of the Company's stock (as listed below);

     o in the event the Company terminates the officer without cause or if the officer terminates employment for good reason, the Company must pay to the officer an amount equal to the base salary at the time of termination, plus any bonus awarded but not yet paid and any deferred bonus. Officer will be entitled to immediate vesting of all restricted stock and unvested stock options, and the Company must continue to pay the cost of health and welfare benefits for a period of five years;

     o in the event of the officer's death or termination for cause, the Company must pay an amount equal to base salary earned and unpaid as of the date of termination; and

     o in the event of a change in control, the officer shall be entitled to, among other benefits, a cash payment equal to the base salary.

         Specific terms for each officer's employment agreement are:

                                           AGREEMENT           INITIAL        BASE SALARY AS      STOCK
                 NAME                         DATE            TERM DATE             OF           OPTIONS
                                                                               MAY 31, 2001(8)   (4)(5)
--------------------------------------- ----------------- ------------------- ---------------- -------------
A. Lewis Burridge (1)(6)(7)               June 6, 2000       June 6, 2005             175,000     1,010,000
--------------------------------------- ----------------- ------------------- ---------------- -------------
Jason M. Genet (2)                        June 6, 2000       June 6, 2005             160,000       500,000
--------------------------------------- ----------------- ------------------- ---------------- -------------
John D. Roskelley  (6)                    June 6, 2000       June 6, 2005             121,000       300,000
--------------------------------------- ----------------- ------------------- ---------------- -------------
Eric J. Strasser  (6)                     June 6, 2000       June 6, 2005             160,000       300,000
--------------------------------------- ----------------- ------------------- ---------------- -------------
Amelia C. Ulep (3)                        June 6, 2000       June 6, 2005              46,200       102,500
--------------------------------------- ----------------- ------------------- ---------------- -------------

(1) Mr. Burridge resigned from the positions of President and Chief Executive Officer, effective September 12, 2001.

(2)  Mr. Genet resigned from the Company, effective July 16, 2001

(3)  Mrs. Ulep resigned as Company Secretary, effective June 30, 2001.

(4) On February 28, 2001, the Board granted 1,000,000 options to each of Messrs. Burridge, Genet, Roskelley, and Strasser.

(5) By an Addendum dated April 13, 2001, the outstanding, unexercised balances of the option shares for these named executive officers were relinquished to the Company. The returned option totals were: Mr. Burridge, 2,010,000; Mr. Genet, 1,338,000; Mr. Roskelley, 1,240,000; Mr. Strasser, 1,265,000.
     The Addendum provided for the replacement of the surrendered options by an equivalent number of options by April 12, 2002.

(6) In September 2001, by an Addendum to the respective Employment Agreements for Messrs. Burridge, Roskelley, and Strasser (see "Executive Compensation" in this section, above), which Addendum superseded and replaced the Addendum of April 12, 2001, each of these executive officers agreed to waive his rights to exercise the unexercised balances of his option shares until such time as the Company increases the number of its authorized shares of common stock to at least 125,000,000. In consideration for this waiver, the exercise price of such options was reduced.

(7) In September 2001, Mr. Burridge surrendered an additional 10,000 options to the Company, and the Company has agreed to issue 11,000 replacement options when its authorized capital has been increased to 125,000,000 shares.

(8) In October 2001, the base salaries of all currently-employed Named Executive Officers were reduced to $120,000 each.

STOCK OPTIONS

     In April 2000, the Company adopted the ConSyGen 2000 Combination Stock Option Plan. This Plan was designed to supplement earlier stock option plans, and to increase the total number of shares available for issuance within the Company's stock option plans by 5,000,000 to a total of 10,500,000, either as incentive stock options or non-qualified stock options. As of May 31, 2001, options to purchase 2,581,271 shares of common stock were outstanding under the Plan. Specific terms for grants under the Plan are in the discretion of the Board or the Committee. The standard terms provide that employees' options become exercisable in 48 equal monthly installments. The standard maximum term for exercising options is ten years. The following tables set forth with respect to each Named Executive Officer certain information concerning:

(a) stock options granted during the Company's fiscal year ended May 31, 2001 and

(b) stock options exercised during the fiscal year ended May 31, 2001 and unexercised at the end of such fiscal year.

     On September 11, 2001, we requested directors, staff and former staff ("option holders") to surrender their vested but unexercised stock options to the Company to enable us to have the underlying shares available, if required, for issue under a future private placement. As consideration for this surrender, we agreed to grant to each complying option holder replacement options of a total of 110% of their surrendered options, and to reduce the exercise price of the replacement options. The option holders further agreed to waive their rights to exercise such replacement shares until the Company has increased its authorized capital to 125,000,000 shares and completes an S-8 registration. As of September 28, 2001, a total of 26 option holders have agreed to the above request, and have surrendered an aggregate of 1,932,725 options, leaving a remaining balance of 483,230 unexercised options. Under the agreements with directors and staff, we will issue an aggregate of 2,125,998 replacement options.

     On September 12, 2001, we requested certain investors to surrender certain issued or entitled shares, unexercised stock options, and unexercised warrants to the Company to enable us to have the underlying shares available, if required, for issue under a future private placement. In response to this request, 110,500 options were surrendered to the Company. As consideration for this surrender of stock options, the Company agreed to grant the same number of replacement options at a reduced exercise price. The replacement options will only be available or exercisable when the Company has increased its authorized capital to 125,000,000 shares.

     As of May 31, 2001, the Company's issued and outstanding shares, when combined with the Company's share obligations, such as outstanding options and warrants, had almost reached the maximum limit of authorized shares. Following agreement with certain staff, directors, and investors to voluntarily return certain of their shares, options and warrants to the Comapny, we issued stock options agreements to Messrs. Robert Reisch, Tony Perre, and Bruce Shirey for 1,000,000 immediately-exercisable stock options each. The returned shares, options and warrants will be replaced when the Comapny has completed an increase in its authorized shares to 125,000,000.

    OPTIONS/SAR GRANTS AND AGGREGATE OPTION/SAR EXERCISES IN FISCAL YEAR 2001
                         AND YEAR-END OPTION/SAR VALUES
                           - NAMED EXECUTIVE OFFICERS

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                          ANNUAL RATES OF
                                                                                            STOCK PRICE
                                                                                         APPRECIATION FOR
                                                         INDIVIDUAL GRANTS                OPTION TERM (1)
                                              ---------------------------------------- ----------------------
                                NUMBER OF       % OF TOTAL
                                SECURITIES        OPTIONS
                                UNDERLYING      GRANTED TO      EXERCISE
            NAME                 OPTIONS       EMPLOYEES IN      PRICE     EXPIRATION
         (2)(3)(4)               GRANTED        FISCAL YEAR     $/SHARE       DATE       5% ($)     10% ($)
----------------------------- --------------- -------------- ------------ ------------ ---------- -----------
A. Lewis Burridge (5)               0              N/A           N/A          N/A         N/A        N/A
Jason M. Genet                      0              N/A           N/A          N/A         N/A        N/A
John D. Roskelley                   0              N/A           N/A          N/A         N/A        N/A
Eric J. Strasser                    0              N/A           N/A          N/A         N/A        N/A


(1) The 5% and 10% assumed rates of annual compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future prices of the Company's common stock or of the potential realizable value of the options granted.

(2) On February 28, 2001, the Board granted 1,000,000 options to each of Messrs. Burridge, Genet, Roskelley, and Strasser.

(3) By an Addendum dated April 13, 2001, the outstanding, unexercised balances of the option shares for these named executive officers were relinquished to the Company. The returned option totals were: Mr. Burridge, 2,000,000; Mr. Genet, 1,338,000; Mr. Roskelley, 1,240,000; Mr. Strasser, 1,265,000.
     The Addendum provided for the replacement of the surrendered options by an equivalent number of options by April 12, 2002.

(4) In September 2001, by an Addendum to the respective Employment Agreements for Messrs. Burridge, Roskelley, and Strasser (see "Executive Compensation" in this section, above), which Addendum superseded and replaced the Addendum of April 12, 2001, each of these executive officers agreed to waive his rights to exercise the unexercised balances of his option shares until such time as the Company increases the number of its authorized shares of common stock to at least 125,000,000. In consideration for this waiver, the exercise price of such options was reduced.

(5) In September 2001, Mr. Burridge surrendered an additional 10,000 options to the Company, and the Company has agreed to issue 11,000 replacement options when its authorized capital has been increased to 125,000,000 shares.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES
                           - NAMED EXECUTIVE OFFICERS

                                 NUMBER
                                   OF                     NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                 SHARES                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                ACQUIRED                   OPTIONS AT 05/31/01                 5/31/01
                                   ON       VALUE     ----------------------------   ----------------------------
NAME(3)(4)(5)                   EXERCISE  REALIZED(1) EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE(2)
------------------------------ ---------  ----------  -----------    -------------   -----------    ----------------
A. Lewis Burridge(6)                   0           0       10,000                0         1,100                   0
Jason M. Genet                         0           0            0                0             0                   0
John D. Roskelley                      0           0            0                0             0                   0
Eric J. Strasser                       0           0            0                0             0                   0

(1) Represents the excess of the fair market value of the shares on the date of exercise over the exercise price and does not necessarily reflect cash realized upon the sale of such shares.

(2) Value based on the last quoted price of our common stock at $0.11 on May 31, 2001, as quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board.

(3) On February 28, 2001, the Board granted 1,000,000 options to each of Messrs. Burridge, Genet, Roskelley, and Strasser.

(4) By an Addendum dated April 13, 2001, the outstanding, unexercised balances of the option shares for these named executive officers were relinquished to the Company. The returned option totals were: Mr. Burridge, 2,000,000; Mr. Genet, 1,338,000; Mr. Roskelley, 1,240,000; Mr. Strasser, 1,265,000.
     The Addendum provided for the replacement of the surrendered options by an equivalent number of options by April 12, 2002.

(5) In September 2001, by an Addendum to the respective Employment Agreements for Messrs. Burridge, Roskelley, and Strasser (see "Executive Compensation" in this section, above), which Addendum superseded and replaced the Addendum of April 12, 2001, each of these executive officers agreed to waive his rights to exercise the unexercised balances of his option shares until such time as the Company increases the number of its authorized shares of common stock to at least 125,000,000. In consideration for this waiver, the exercise price of such options was reduced.

(6) In September 2001, Mr. Burridge surrendered an additional 10,000 options to the Company, and the Company has agreed to issue 11,000 replacement options when its authorized capital has been increased to 125,000,000 shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of May 31, 2001 certain information with respect to beneficial ownership of the Company's Common Stock by:

(i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock;

(ii) each of the Company's directors;

(iii) each of the executive officers of the Company; and

(iv) all directors and executive officers as a group.

     This information is based upon information received from or on behalf of the named individual. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.

NAME OF BENEFICIAL OWNER (11)               AMOUNT AND NATURE OF     PERCENT
                                           BENEFICIAL OWNERSHIP **  OF CLASS
-------------------------------------      -----------------------  --------
A. Lewis Burridge                               10,000 (1)              *
President and Chief Executive Officer

John L. Caldwell                                65,000 (2)              *
Director

Jason M. Genet                                       0 (3)              *
EVP, Chief Operating Officer

Ben H. Gregg, Jr.                               65,000 (2)              *
Director

Joseph A. Grimes, Jr.                           50,000 (4)              *
Director

Donald P. Knode                                 65,000 (2)              *
Director

Andrew Lee                                      65,000 (5)              *
Director

John D. Roskelley                                    0 (6)              *
Vice President,
Business Development

Robert L. Stewart                            1,144,500 (7)            1.77%
Director

Eric J. Strasser                                     0 (8)              *
Chief Finance Officer

GCD Investments, LLC                         3,388,682 (9)            5.25%
4821 Sheridan Ave.
Metarie, LA 70002

Rodney R. Schoemann, Sr.                    4,089,375 (10)            6.34%
3904 Wheat Drive
Metarie, LA 70002

All directors and executive
officers as a group                         1,469,500                 2.27%
(10 persons)

*    Less than one percent

** Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed, except to the extent shared by spouses under applicable law.

(1) 2,000,000 shares issuable pursuant to immediately-exercisable stock options were returned to the Company on April 13, 2001. The number shown includes 10,000 options surrendered to the Company in September, 2001; the Company has agreed to issue 11,000 replacement options when its authorized capital has been increased to 125,000,000 shares.

(2) Includes 65,000 shares issuable pursuant to immediately-exercisable stock options. All of these options were surrendered to the Company in September, 2001, and the Company has agreed to issue 71,500 replacement options when its authorized capital has been increased to 125,000,000 shares.

(3) 1,338,000 shares issuable pursuant to immediately-exercisable stock options were returned to the Company on April 13, 2001.

(4) Includes 50,000 shares issuable pursuant to immediately-exercisable stock options. All of these options were surrendered to the Company in September, 2001, and the Company has agreed to issue 55,000 replacement options when its authorized capital has been increased to 125,000,000 shares.

(5) Includes 65,000 shares issuable pursuant to immediately-exercisable stock options.

(6) 1,240,000 shares issuable pursuant to immediately-exercisable stock options were returned to the Company on April 13, 2001.

(7) Includes 1,000,000 shares held by a Hong Kong corporation controlled by Mr. Stewart.

(8) 1,265,000 shares issuable pursuant to immediately-exercisable stock options were returned to the Company on April 13, 2001.

(9) 1,600,000 shares were returned to the Company in September 2001, and the company has agreed to issue 1,600,000 replacement shares when its authorized capital has been increased to 125,000,000 shares.

(10) 787,620 shares were returned to the Company in September 2001, and the company has agreed to issue 787,620 replacement shares when its authorized capital has been increased to 125,000,000 shares. The number shown also includes 700,000 shares issuable pursuant to exercise of warrants. All of these warrants were surrendered to the Company in September, 2001, and the Company has agreed to issue 700,000 replacement warrants at a reduced exercise price when its authorized capital has been increased to 125,000,000 shares.

(11) Unless otherwise noted, the address of each person in the table is c/o ConSyGen, Inc., 125 South 52nd Street, Tempe, Arizona 85281.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 24, 1999, A. Lewis Burridge was elected President and Chief Executive Officer of the Company. The terms of Mr. Burridge's employment provide for an annual salary of $120,000 which was increased to $135,000 in October 1999 and to $175,000 on February 28, 2001. In addition, in October 1999 Mr. Burridge was granted options to purchase 1,000,000 shares of the common stock of the Company. The options were granted to Mr. Burridge at an exercise price of $1.50 per share, re-priced to $0.50 in October 1999, and as of January 25, 2000, 50% of the 1,000,000 shares were immediately exercisable while the remaining 50% vested equally over the next 12 months (through January 25, 2001) at 1/12 per month. On February 28, 2001, Mr. Burridge was granted an additional immediately-exercisable shares at the following exercise prices: 700,000 @ $0.15; 200,000 @ $0.30; 100,000 @ $0.50. On April 13, 2001, Mr. Burridge
returned an aggregate of 2,000,000 unexercised options to the Company. In September 2001, Mr. Burridge surrendered an additional 10,000 options to the Company, and the Company has agreed to issue 11,000 replacement options when its authorized capital has been increased to 125,000,000 shares.

     ConSyGen, Inc. has contracted with Boxx International for the manufacturer and assembly of Counterfeit Cop. Boxx corporate headquarters and product design center are maintained in Westchester, New York; research and development (R&D) center in Taiwan; and cost-effective manufacturing facilities in Asian countries such as China and Malaysia. Boxx International's management, engineering, design and marketing teams are drawn from highly experienced, international professionals led by its CEO, Mr. Andrew Lee, a leading executive with extensive expertise in technology, marketing, and finance particularly related to the US and the Far East. Mr. Andrew Lee became a member of ConSyGen's Board of Directors in February 1998. He resigned as a Director, effective September 12, 2001.

     In June 2000, the Stewart Family Trust, Robert L. Stewart and various third parties entered into a stock purchase agreement pursuant to which the Stewart Family Trust, an affiliate of ours, and Robert L. Stewart, an affiliate of ours, agreed to sell 1,300,000 shares of our common stock that they held to these various third parties. In connection with the stock purchase agreement, the Stewart Family Trust, of which Robert L. Stewart is the trustee, agreed to cause us to register the 1,300,000 shares. Accordingly, in June 2000, we entered into a registration rights agreement with the third parties and agreed to register the 1,300,000 shares of common stock they purchased from the Stewart Family Trust and Robert L. Stewart. The 1,300,000 shares of common stock are being registered for these various third parties on the Company's Registration Statement on Form SB-2 which was filed on September 19, 2000 ("The SB-2 Capital Registration Statement"). We were otherwise contractually obligated (unrelated to the foregoing transaction) to file the SB-2 Registration Statement.

     In August 2000, Robert L. Stewart, an affiliate of ours, sold privately 150,000 shares of our common stock to a private investor. Mr. Stewart agreed to cause us to register such shares for sale by such investor under the Securities Act of 1933, as amended. Such shares are included in the SB-2 Registration Statement. We were otherwise contractually obligated (unrelated to the foregoing transaction) to file the SB-2 Registration Statement.

     On April 5, 2001, we issued 3,400,000 shares of our common stock, valued at $425,000, to Robert L. Stewart, an affiliate of ours, to replace common stock which he had loaned to the Company to meet our earlier requirements for issue of common stock. At our request, Mr. Stewart subsequently returned the shares to a consultant as part of a private placement for an aggregate amount of $128,000 and for payment of certain services supplied by the consultant to the Company. We have agreed with Mr. Stewart to issue replacement common stock to Mr. Stewart when the Company has increased its authorized capital to at least 125,000,000 shares.

    On June 1, 2001, we issued 4,000,000 shares, valued at $440,000, to a consultant for purposes of arranging financing as part of a private placement. The proposed financing was not completed, and the 4,000,000 shares are to be returned to Company in order to reduce our total number of issued and outstanding shares.

     As part of a private placement conducted during 2001, Mr. Rodney Schoemann, an affiliate of ours, subscribed a total amount of $179,897 for an aggregate total of 2,102,858 shares of our common stock. 200,000 of these shares were not issued until September 7, 2001. In September 2001, Mr. Schoemann agreed to return 787,620 of these shares to the Company until the Company has increased its authorized capital to 125,000,000 shares. As consideration for this waiver, we agreed to provide him with replacement shares in the aggregate amount of 787,620 shares. Mr. Schoemann also agreed to surrender 700,000 warrants to the Company, and the Company has agreed to issue replacement warrants at a reduced exercise price when our authorized capital has been increased to 125,000,000.

     On September 11, 2001, we requested our directors to surrender their unexercised stock options to the Company to enable us to have the underlying shares available, if required, for issue under a future private placement. As consideration for this surrender, we agreed to grant to the directors replacement options totaling 110% of their surrendered options, and to reduce the exercise price of the replacement options. The directors further agreed to waive their rights to exercise such replacement options until the Company has increased its authorized capital to 125,000,000 shares and completes an S-8 registration. As of September 28, 2001, all eligible directors (including Mr. A. Lewis Burridge, as noted above) have agreed to the above request, and have surrendered an aggregate of 255,000 options. Under the agreements with the directors, we will issue an aggregate of 280,500 replacement options when our authorized capital has been increased to a minimum of 125,000,000 shares.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements

               Consolidated Balance Sheets as of May 31, 2001.

               Consolidated Statements of Operations for year ended May 31, 2001 and May 31, 2000.

               Consolidated Statements of Stockholders' Deficit for the year ended May 31, 2001 and May 31, 2000.

               Consolidated Statements of Cash Flows for the year ended May 31, 2001 and May 31, 2000.

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

     (b) On March 13, 2001, we filed a Current Report on Form 8-K, disclosing the acceptance by the Board of the resignations of two Directors - Luther B. Hodges, Jr. (a Director since June, 2000) and Russell B. Stevenson, Jr. (a Director since July, 2000). The Board appointed Joseph A. Grimes, Jr. and Ben H. Gregg, Jr. to replace the departing Board members. The Board also appointed Mr. Gregg to the Executive Committee to replace Mr. Hodges and to join A. Lewis Burridge and Robert L. Stewart.

                                   SIGNATURES

     In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this registration statement to be signed on its behalf by the undersigned, in the City of Tempe, State of Arizona, on October 16, 2001.

                                        CONSYGEN, INC.

                                        By: /s/ Robert D. Reisch
                                            ------------------------------------
                                            Robert D. Reisch,
                                            Chief Executive Officer

                          Annual Report on Form 10-KSB
                               Item 7, Item 13(a)

                      -------------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    EXHIBITS

                      ------------------------------------

                             YEAR ENDED MAY 31, 2001

                                 ConSyGen, Inc.

                                 TEMPE, ARIZONA

                   Index to Consolidated Financial Statements

                                                                 Page Number

Report of Weber & Company, P.C., Independent Accountants            F-2

Consolidated Balance Sheet as of May 31, 2001.                      F-3

Consolidated Statements of Operations for years ended
May 31, 2001 and May 31, 2000.                                      F-4

Consolidated Statements of Stockholders' Deficit for the years
ended May 31, 2001 and May 31, 2000.                                F-5

Consolidated Statements of Cash Flows for the years ended
May 31, 2001 and May 31, 2000.                                      F-6

Notes to Consolidated Financial Statements                          F-8

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
ConSyGen, Inc.

We have audited the accompanying consolidated balance sheet of ConSyGen, Inc. and its subsidiary as of May 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConSyGen, Inc. and its subsidiary as of May 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring material losses from operations, has not generated significant revenue from its new product lines, has incurred material cash flow deficiencies and has material current debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       /s/ WEBER & COMPANY, P.C.

Scottsdale, Arizona
October 9, 2001

                          CONSYGEN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                   May 31, 2001
                                     ASSETS                        ------------
Current Assets:
   Cash and Cash Equivalents                                       $      1,490
   Accounts Receivable                                                    5,530
   Inventory                                                            122,923
   Prepaid Expenses                                                      15,058
   Other Current Assets                                                  22,882
                                                                   ------------
       Total Current Assets                                             167,883
                                                                   ------------
Property and Equipment - Net                                          1,099,103
                                                                   ------------
Other Assets:
   Net Debt Issuance Costs                                               21,280
   Other Assets                                                         188,987
                                                                   ------------
       Total Other Assets                                               210,267
                                                                   ------------
Total Assets                                                       $  1,477,253
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable                                                $    752,937
   Notes Payable                                                      2,055,015
   Accrued Payroll and Related Liabilities                            1,191,379
   Deferred Revenue                                                     704,000
   Other accrued liabilities                                            830,356
   Deposits on Common Stock to be issued                                534,301
   Capital Lease - Current Portion                                       17,955
   Mortgage - Current Portion                                           757,063
                                                                   ------------
       Total Current Liabilities                                      6,843,006

Capital lease - Long Term Portion                                        24,670
Mortgage - Long Term Portion                                            504,760
                                                                   ------------
       Total Liabilities                                              7,372,436
                                                                   ------------
Commitments & Contingencies

Stockholders' Deficit :
   Common Stock, $.003 par Value, Authorized

     69,000,000 Shares, Issued 57,450,375                               159,001
   Additional Paid-in Capital                                        36,181,279
   Subscriptions Receivable                                            (148,000)
   Accumulated Deficit                                              (41,671,738)
   Treasury Stock, at cost (90,000 shares)                             (415,725)
                                                                   ------------
       Total Stockholders' Deficit                                   (5,895,183)
                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $  1,477,253
                                                                   ============

    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For The Year Ended May 31,
                                             ----------------------------------
                                                 2001                   2000
                                             ------------          ------------
Revenues                                     $    131,172          $    146,424
                                             ------------          ------------
Costs and Expenses:
   Cost of Sales                                  115,464                45,228
   Software Research and Development                    0               360,000
   Selling, General and Administrative
     Expenses                                   5,872,590             6,262,267
   Interest and other Financing Expense           881,287               752,657
   Depreciation and Amortization                  159,302               166,626
                                             ------------          ------------
       Total Costs and Expenses                 7,028,643             7,586,778
                                             ------------          ------------
Loss from Operations                           (6,897,471)           (7,440,354)

Loss on Impaired Investments                      620,000                     0
Interest Income                                         0                22,474
                                             ------------          ------------
Loss from Continuing Operations              $ (7,517,471)           (7,417,880)

Loss from Discontinued Operation                        0               (14,154)
                                             ------------          ------------

Net Loss                                     $ (7,517,471)         $ (7,432,034)
                                             ============          ============
Loss Per Common Share:
   Weighted Average Common Shares
     Outstanding                               36,590,949            17,461,779
                                             ============          ============
Basic:
   Continuing Operations                     $      (0.21)         $      (0.43)
   Discontinued Operations                             --                     *
                                             ------------          ------------
                                                    (0.21)                (0.43)
                                             ============          ============
Diluted:
   Continuing Operations                     $      (0.21)         $      (0.43)
   Discontinued Operations                             --                     *
                                             ------------          ------------
                                                    (0.21)                (0.43)
                                             ============          ============
* - Less than $0.01

    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                                                                                                             Total
                               Common Stock         Additional                                           Stockholders'
                           ---------------------     Paid-In      Accumulated     Treasury    Subscr-       Equity
                             Shares      Amount      Capital        Deficit        Stock      iptions      (Deficit)
                          ----------    -------   ------------   -------------   ---------   ----------  -------------
Balance - June 1, 1999    15,475,101    $46,425   $ 25,224,038   $(26,722,233)   $(400,000)          --  $ (1,851,770)

Issuance of Common Stock -
  Stock Options Exercised  2,168,363      6,505        606,251             --           --           --       612,756

  Issued for Cash          4,107,946     12,324        942,176             --           --           --       954,500

Conversion of Debentures   1,871,897      5,616      2,002,717             --           --           --     2,008,333

Issued to consultants as
  consideration for
  services                    50,000        150         54,540             --           --           --        54,690

Employee compensation for
  stock options granted           --         --      1,164,348             --           --           --     1,164,348

Value of options issued to
  consultants                     --         --      1,178,358             --           --           --     1,178,358

Net Loss                          --         --             --     (7,432,034)          --           --    (7,432,034)
                          ----------    -------   ------------   ------------    ---------   ----------   -----------
Balance - May 31, 2000    23,673,307    $71,020   $ 31,172,428   $(34,154,267)   $(400,000)          --   $(3,310,819)

Common stock issued
  for cash                 7,233,218     21,700        814,842             --           --           --       836,542

Options exercised for cash   173,367        520        131,895             --           --           --       132,415

Purchase of treasury stock        --         --             --             --      (15,725)          --       (15,725)

Additional common stock
  issued as part of prior
  year offering            3,200,000      9,600         (9,600)            --           --           --            --

Conversion of Debentures  11,886,335     35,659      2,061,304             --           --           --     2,096,963

Common stock subscription  3,400,000     10,200        137,800             --           --     (148,000)           --

Issued to consultants as
 consideration for
 services                  2,658,148      7,974      1,227,750             --           --           --     1,235,724

Value of options issued to
  consultants                     --         --         72,981             --           --           --        72,981

Issued to acquire assets     776,000      2,328        571,879             --           --           --       574,207

Net Loss                          --         --             --     (7,517,471)          --           --    (7,517,471)
                          ----------    -------   ------------   ------------    ---------    ----------  -----------
Balance - May 31, 2001    53,000,375   $159,001   $ 36,181,279   $(41,671,738)   $(415,725)   $(148,000)  $(5,895,183)
                          ==========    =======   ============   ============    =========    ==========  ===========

    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For The Year Ended May 31,
                                                           ------------------------------
                                                              2001               2000
                                                           -----------        -----------
Cash Flows from Operating Activities:
 Net Loss                                                  $(7,517,471)      $(7,432,034)
 Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
   Depreciation                                                159,302           182,875
   Stock Issued for Consultants for Services                 1,235,724         1,233,048
   Loss from discontinued operations                                --            14,154
   Value of employee stock options recognized
     as compensation expense                                    72,981         1,164,348
   Write-off of investment in technology                       574,207           230,000
   Loss on disposal of property and equipment                       --             6,032
   Accrued consulting fees converted to Notes Payable          581,605                --
   Amortization of Debt Issuance Costs                         102,184           153,612
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                                        43,933           (49,462)
     Inventory                                                 289,415          (251,018)
     Prepaid Expenses and Other Assets                        (147,723)          (30,081)
     Accounts Payable                                          417,460           285,151
     Deferred Revenue                                          704,000                --
     Accrued Payroll and Other Liabilities                   1,601,215           984,980
                                                           -----------       -----------
Net Cash Provided/(Used) by Continuing Operations           (1,883,168)       (3,508,395)
Net Cash Provided/(Used) by Discontinued Operations                 --            (5,720)
                                                           -----------       -----------
Net Cash Provided/(Used) by Operating Activities            (1,883,168)       (3,514,115)
                                                           -----------       -----------
Cash Flows from Investing Activities:
 Redemption/(purchase) of certificate of deposit as
   collateral on letter of credit                                   --           467,208
 Investment in technology                                           --          (230,000)
 Proceeds from sale of property and equipment                       --             2,975
 Purchases of property and equipment                           (22,166)          (95,561)
                                                           -----------       -----------
Net Cash Provided/(Used) by Investing Activities               (22,166)          144,622
                                                           -----------       -----------
Cash Flows from Financing Activities:
   Payments on Capital Lease Obligations                       (27,943)          (14,008)
   Proceeds from Sale of Common Stock                          836,542          (954,500)
   Proceeds from Debt Collateralized by Building               634,958           740,000
   Payments on Mortgage Payable                                (14,350)          (12,827)
   Payments on Notes Payable                                   (32,209)          (72,987)
   Proceeds of Loans payable -- Related Parties                389,531           458,256
   Payments of Loans payable -- Related Parties                     --          (31,900)
   Payments of Debt Financings                                 (15,725)               --
   Proceeds of Stock Options Exercised                         132,415           612,756
                                                           -----------       -----------
Net Cash Provided/(Used) by Financing Activities             1,903,219         2,633,790
                                                           -----------       -----------
Net Increase/(Decrease) in Cash and Cash Equivalents            (2,115)         (735,703)

Cash and Cash Equivalents -- Beginning of Period                 3,605           739,308
                                                           -----------       -----------
Cash and Cash Equivalents -- End of Period                 $     1,490             3,605
                                                           ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                                      For The Year Ended May 31,
                                                    ----------------------------
                                                       2001            2000
                                                    -----------     -----------
Supplemental Cash Flow Information:

Cash Paid for Interest                              $   168,914     $   165,458
                                                    ===========     ===========
Cash Paid for Income Taxes                          $        --     $        --
                                                    ===========     ===========
Supplemental Disclosure of Non-Cash
 Financing Activities:

Conversion of Debt                                  $ 1,838,000     $ 1,662,000
                                                    ===========     ===========
Issuance of Common Stock for purchase of Equipment  $     5,312     $        --
                                                    ===========     ===========
Issuance of Common Stock as payment of accrued
 interest and late penalties on Convertible
 Debentures                                         $   258,963     $   168,351
                                                    ===========     ===========
Purchase of business assets in exchange
 for Common Stock                                   $   574,207     $        --
                                                    ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

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

DESCRIPTION OF BUSINESS

         The Company had previously concentrated its efforts rendering automated software conversion services, including "year 2000" remediation services. As the market for those services began to diminish, the Company began research and development of other software product. The Company also introduced a counterfeit detection device called the Counterfeit COP. As of May 31, 2000, the Company has not generated significant revenue from new software products. Revenue from continuing operations for the years ended May 31, 2001 and 2000 represents sales of the Counterfeit COP product. The Company sells the Counterfeit Cop product to distributors with national distribution channels. Additionally, in the year ended May 31, 2001, the Company began to market its BIZPAY product. BIZPAY allows for e-commerce purchases and payments to made by users without the use of credit cards.

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

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

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

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets, which ranges from three to ten years except real property, which is depreciated over 40 years.

DEBT ISSUANCE COSTS

         Costs associated with the Company's debt financing transactions have been capitalized. Such costs are being amortized over the terms of the related agreements. At May 31, 2001, debt issuance costs are amortized over a 15 year period.

RESEARCH AND DEVELOPMENT

         Research and development expenditures, including the cost of software development, are expensed as incurred.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

INVENTORIES

         Inventories consist of units of the Company's "Counterfeit Cop" . Counterfeit Cop inventory is recorded at the lower of cost or market on a FIFO (first-in, first-out) basis. Inventories on May 31, 2001 consisted of:

       Counterfeit Cop units and accessories     $  202,012
       Reserve for obsolescence                     (79,089)
                                                 ----------
                                                 $  122,923
                                                 ==========

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

LOSS PER SHARE

         Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares of common stock excludes 90,000 shares of treasury stock.

       Convertible debt (Note 6) and outstanding options (Note 10) were not considered in the calculation for diluted loss per share for the years ended May 31, 2000 and 1999 because the effect of their inclusion would be anti-dilutive. The following presents the computation of basic and diluted loss per share from continuing operations:

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

                              (Loss)        Shares     Per         (Loss)        Shares     Per
                                                      Share                                Share
                           ------------- ----------- -------    -------------  ----------- ------
Net (Loss)                 $ (7,517,471)                         $ (7,432,034)
Preferred Stock Dividends            --                                    --
Discontinued Operations              --                                14,154
                           ------------- ----------- -------    -------------  ----------- -------
Loss from Continuing
  Operations                 (7,517,471)                           (7,328,668)

Basic Loss Per Share
Loss available to
  common stockholders      $ (7,517,471)  36,590,949  $(0.21)    $ (7,328,668)  17,461,779  $(0.42)

Effect of dilutive
  securities                      N/A                                   N/A
                           ------------- ----------- -------    -------------  ----------- -------
Diluted Loss Per Share     $ (7,517,471)  36,590,471  $(0.21)    $ (7,328,668)  17,461,779  $(0.42)
                           ============= =========== =======    =============  =========== =======

       Options and warrants to purchase 7,029,271 shares of common stock were outstanding at May 31, 2001. Debentures convertible to 2,535,172 shares of common stock and options and warrants to purchase 9,880,102 shares of common stock were outstanding at May 31, 2000. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Other than the options and warrants, there are no potentially dilutive securities outstanding at May 31, 2001.

ADVERTISING EXPENSES

         The Company expenses its advertising expenses as incurred. Advertising expense totaled $106,836 and $29,609 for the years end May 31, 2001 and 2000 respectively. Advertising expense is included in selling general and administration expenses in the accompanying statements of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                               2001
                                                          --------------
              Land                                         $   152,792
              Buildings and improvements                       743,511
              Computers                                        687,921
              Furniture and fixtures                           149,828
              Automobile                                        20,171
                                                          --------------
                                                           $ 1,754,223
              Less: accumulated depreciation                   655,120
                                                          --------------
              Net total                                    $ 1,099,103
                                                          ==============

         Total property and equipment includes $69,699 under capital leases at May 31, 2000. Related accumulated amortization on these leases was $30,071.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE 4 - NOTES PAYABLE

         Notes payable consist of the following:

                                                       May 31, 2001
                                                      --------------
Note payable, bearing interest at 10% per
Annum, no stated maturity and unsecured.                $   30,000

Note payable, non-interest bearing,
payable on demand, and unsecured. As
additional consideration to the lender
for making the loan, the Company issued
25,000 shares of its common stock to the lender.            25,000

Note payable, non-interest bearing,
payable on demand and unsecured.                             5,000

Note payable, non-interest bearing,
Payable on demand and unsecured.                            20,000

Notes payable to officers, directors,
and affiliates, interest rates from zero to
20% per annum, payable on demand,and unsecured.          1,285,668

Note payable, due August 11, 2001, interest
10% per annum, secured by 9,600 units of
Counterfeit Cops                                           425,601

Note payable, payable in monthly installments
Of $4,000 per month beginning April 1 2001,
interest 34% per annum, maturing April 30,2006,
currently in default                                       113,746
                                                        ----------
      Total notes payable                               $1,905,015
                                                        ==========

      Total Short Term Notes Payable                     1,803,645
      Long Term Portion                                    101,370
                                                        ----------
      Total notes payable                               $1,905,015
                                                        ==========

NOTE 5 - MORTGAGE

       On April 6, 1999, the Company obtained a mortgage on its building for $550,000. The loan bears interest at 13% and is payable over a 15-year period in monthly principal and interest payment of $6,959.

       In the year ended May 31, 2000, the Company borrowed additional amounts from outside parties using the building and related land as collateral on such borrowings. During the year ended May 31, 2000, the Company borrowed $890,000 and provided second mortgages on such amounts. The notes bear interest ranging from 18% to 24% per annum.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

       On April 1, 2001 the Company entered into an agreement to restructure the mortgage with the second mortgage holders (the Trust). In exchange for the Trust paying the mortgage payments to the first lien holder, the Company has agreed to pay the Trust the original amount of the monthly mortgage payment along with an additional $4,000 through April 30,2006. The new agreement is structured as a lease with the Trust. The Company intends to complete the transaction in 2002 by selling the building to the Trust.

       The following represents future principal payments for mortgages and other debt for the years ending May 31:

                                Mortgage      Notes Payable         Total
                               ----------     -------------     ------------

       2002                    $  907,063     $  1,803,645      $  2,710,708
       2003                        18,993           15,306            34,299
       2004                        21,614           21,506            43,120
       2005                        24,598           30,217            54,815
       2006                        27,993           34,341            62,334
       thereafter                 411,562         -411,562                --
                              -----------      -----------       -----------
       Total                    1,276,173          413,639         3,527,542
       Less current portion       754,665          413,369         1,168,034
                              -----------      -----------       -----------
       Long-term portion      $  521,508       $        -      $ 2,359,508
                              ===========      ===========        ==========

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

         The Company entered into a dispute with the four debenture holders in September 1998. The holders submitted requests for conversion of the debentures and the Company would not honor that request. The dispute had led to claims and counter claims filed by both parties in Canadian and U.S. courts. On April 11, 2000, the Company entered into a settlement agreement with the debenture holders settling all claims by all parties. The Company agreed to honor the terms of the debentures and to pay damages to the debenture holders of $350,000. The damages may be paid in shares of the Company's common stock. During the year ended May 31, 2000, principal amounts of the debentures totaling $1,662,000 were converted to 1,548,673 shares of the Company's common stock, plus, the Company issued 323,219 shares of its common stock as payment of accrued interest and damages. During the year ended May 31, 2001, principal amounts of the debentures totaling $1,838,000 were converted to 9,236,351 shares of the Company's common stock, plus, the Company issued 2,274,169 shares of its common stock as payment of accrued interest and damages. Additionally, the Company issued 375,815 shares of common stock to a third party as incentive for that third party to buy out the remaining balance of the convertible debentures from the original debenture holders. That third party ultimately converted the debentures it purchased.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

       The debentures are convertible into the Company's common stock at a rate equal to the lesser of $4.88 per share or 80% of the average closing bid price of the common stock for the five day period immediately preceding the applicable conversion date. The warrants are exercisable at a rate of $4.88 per share and may be exercised as to one third of the Warrant Shares at any time after May 29, 1998, as to another one third, after November 29, 1998, as to the remaining one third after May 29, 1999. The warrants expire on May 29, 2003. The full principal amount of the debentures and the related accrued interest and damages was converted by May 31, 2001.

         The debt was recorded at the face amount of the debentures. The initial conversion rate of the debentures and the exercise price of the warrants were at rates equal to or greater than the quoted market price of the Company's common stock at the date of issuance. Management believes that there was no value to ascribe to the warrants at the time of issuance.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases certain computer equipment under a non-cancelable operating lease, which expires in 2002. Rental expense under this operating lease was $21,273 for the year ended May 31, 2001. Future minimum rental commitments are as follows for the years ended May 31:

                               2002                    21,198
                                                   ----------
                               Total               $   21,198
                                                   ==========
CAPITAL LEASES

         The Company leased certain software, computer and other equipment under capital leases. Future minimum lease payments are as follows for the years ended May 31:

       2002                                           $   26,481
       2003                                           $   19,215
       2004                                           $   12,717
                                                      -----------
       Total                                          $   58,413
       Less amount representing interest                  15,788
                                                      -----------
       Present Value of minimum Lease Payments            42,625
       Less Current Portion                               17,955
                                                      -----------
       Long-term Portion                              $   24,670
                                                      ===========


OTHER CREDITOR COMMITMENTS

         The Company has committed to pay certain creditors what are effectively royalties on the basis of sales of the Counterfeit Cop. On one such agreement, the Company has committed to a minimum payment of $75,000 regardless of the sales of the product. The $75,000 is accrued at May 31, 2001.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

LEGAL PROCEEDINGS
         The Company entered into a settlement agreement with the former president and CEO of the Company. The former CEO made certain claims pertaining to an employment agreement. The settlement agreement calls for the Company to issue 428,571 shares of its common stock to the plaintiff. The value of those shares is $90,000 and that amount is accrued at May 31, 2001. The Company is presently in default of that settlement agreement.

         The Company entered into a dispute with a customer whereby the customer has claimed breach of contract for various reasons for services performed by the Company. The Company entered into a settlement agreement with respect to this matter. The settlement agreement required the Company to make a payment of $20,000 in December of 2000 and 10 additional payments of $10,000 per month thereafter. The Company is presently in default of that settlement agreement. A liability of $120,000 is accrued in the accompanying balance sheet at May 31, 2001.

         The Company is involved in a dispute with a law firm and one the law firm's partners who is a former director of the Company. The dispute pertains to claims made by the outside parties that the Company owed entitlement of indemnification by the Company relative to a dispute the Company had with certain debenture holders. The plaintiffs made an initial claim of $297,000. It is the opinion of the Company and its counsel that the ultimate result of this case is uncertain, but the Company believes there is no merit to the claims and the Company intends to defend these claims.

         An individual with whom the Company entered into a consulting agreement has made a claim that the Company defaulted on the agreement which required the Company to issue 1,100,000 shares of its commons stock as consideration for consulting services. The consultant has demanded $2,500,000 to settle this matter. The Company believes this claim has no merit because the consultant never performed the services. The Company intends to vigorously defend against this claim if it is ever pursued. The initial demand by the proposed plaintiff was submitted to the Company more than a year ago, and no follow up claims have been made.

CONCENTRATION OF CREDIT RISK

         The Company's cash, cash equivalents and accounts receivable are subject to potential credit risk. The Company's cash management and investment policies restrict investments to highly-liquid investments. The Company's net accounts receivable includes estimates for uncollectable balances.

OTHER

         Due to significant cash flow deficiencies the Company has defaulted on numerous agreements and has failed to pay creditors and vendors on a timely basis or on the agreed upon payment schedules. These matters may lead to additional legal actions against the Company.

         The Company is delinquent in making payments of payroll taxes. At May 31, 2001, the amount of delinquent payroll tax liabilities was approximately $352,000. The Company also has withheld amounts from employee payrolls for employee benefit plans and has failed to make payments to administrators and trustees relative to those benefit plans. Those amounts totaled approximately $139,000. Additional claims and adverse actions may be taken by regulatory agencies pertaining to these matters

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE 8 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         A deferred tax liability of $28,000 existed at May 31, 2001, relating to book and tax differences in the bases of property and equipment.

         A deferred tax asset at May 31, 2001 totaling $14,070,000 was primarily offset by a valuation allowance of $14,042,000 and the deferred tax liability. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $12,998,000 of the deferred tax asset. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the compensated absences, deferred compensation to employees related to stock options totaling $495,000, write-down on investments of $248,000, deferred revenue of $242,000 and allowances on inventories of $32,000. The Company has federal and state net operating loss carryforwards of $33,136,000 at May 31, 2001. The federal loss carryforwards expire in 2010 through 2020 and state loss carryforwards expire 2001 through 2005.

         Income taxes for years ended May 31:

                                                    2001            2000
                                               ------------     ------------
       Current Benefit                         $ 2,992,000       $ 3,051,000
       Deferred Benefit (Provision)             (2,992,000)       (3,051,000)
                                               ------------     ------------
       Net income tax provision                $        -0-      $       -0-
                                               ============     ============

         The income tax benefit of $2,992,000 and $3,051,000 generated for the years ended May 31, 2001 and 2000 respectively were offset by increases in the valuation allowance of $2,878,000 and $3,051,000 respectively.

         A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                   2001               2000
                                            -----------------  -----------------
Federal statutory rates                     $(2,555,940)(34)%  $(1,682,604)(34)%
State income taxes                             (451,048)( 6)%     (395,907)( 8)%
Valuation allowance for operating loss
 Carryforwards                                2,877,649  38%     2,078,818  42%
Expiration of state NOLs                        107,313   2%
Other                                            22,026   -%          (307)  -%
                                            ----------------   ----------------
Effective rate                              $       -0-  -0-%  $       -0-  -0-%
                                            ================   ================

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

TREASURY STOCK

       In March 1998, the Company purchased 70,000 shares of its common stock for $400,000 in cash from a former consultant. In the year ended May 31, 2001, the Company purchased 20,000 shares for $15,725.

COMMON STOCK

       During the year ended May 31, 2001, the Company issued 3,200,000 shares of its common stock as "penalty shares" associated with the offering of the Company's common stock in the year ended May 31, 2000. The Offering in the year ended May 31, 2000, the Company issued 4,107,196 shares was for $945,000. The penalty shares were issued under the terms of the original offering as consideration to the shareholders for the Company's failure to register the shares within the time period specified in the offering. Because the "penalty shares" are associated with the earlier offering, no value was ascribed to those shares.

       During the year ended May 31, 2001, the Company issued 4,450,000 shares of its common stock to an organization that was to conduct an offering of the Company's common stock. The offering never occurred and the Company has filed a lawsuit to recover the shares. It is the opinion of the Company and its legal counsel that the Company will recover these shares. The 4,450,000 shares are not included in the total issued and outstanding shares at May 31, 2001. These shares are also excluded from the computation of the weighted average shares outstanding for the year ended May 31, 2001.

       During the year ended May 31, 2001, the Company issued 3,400,000 shares of its common stock for a note receivable of $148,000. The note receivable is presented as common stock subscribed at May 31, 2001.

       During the year ended May 31, 2001, the Company issued 776,000 shares of its common stock for certain operating assets and technology of a prospective business. The shares were valued at $574,207, based on the trading value of the shares as of the date of the purchase agreement. That prospective business has not proven to be viable so the Company has written off the value of that investment.

       During the year ended May 31, 2001, the Company issued 2,658,148 shares of its common stock to numerous consultants as consideration for services rendered. The transactions were valued at the trading price of the Company's common stock at the date on which the transaction was committed.

       Options were granted to certain non-employees during the year ended May 31, 2001. The fair value of $72,981 of the 210,000 options have been expensed and recorded as additional paid-in capital.

       During the year ended May 31, 2001, the Company received $436,900 from investors and has received consulting services valued at $97,401 and has agreed to issue 5,383,415 shares of its common stock in exchange for those funds and services. The Company is in the process of increasing its authorized limit of common shares. The Company has delayed issuing the shares owed these investors until that process is complete. The total value of this obligation is $534,301 and is reflected in the accompanying balance sheet at May 31, 2001.

       During the year ended May 31, 2000, the Company issued shares of its common stock to a consultant as consideration for services rendered by that consultant. A total of 50,000 shares were issued in this transaction. The transactions were valued at the trading price of the Company's common stock at the date on which the transaction was committed. The value of $54,690 represents the trading value net of a 10% discount applied for trading restrictions on the stock issued.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

WARRANTS

         The Company has issued warrants to purchase common stock. At May 31, 2001, there were 4,498,000 warrants outstanding that were issued in connection with an offering of the Company's common stock in the year ended May 31, 2000. These warrants have an exercise price of $1.50 and expire in 2005. The exercise price of 740,000 of these warrants has been adjusted to compensate the holders for other considerations given the company.

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

                                                       2000             1999
                                                --------------    -------------
    Net Loss - as reported                      $  (7,517,471)    $ (7,432,034)
    Net Loss - pro forma                        $  (7,948,546)    $ (8,359,020)
    Basic Loss per share - as reported          $       (0.21)    $      (0.43)
    Basic Loss per share - pro forma            $       (0.22)    $      (0.48)

         Diluted loss per share on a pro forma basis is not presented because the effect of such would be anti-dilutive.

         During the year ended May 31, 2000, the Company repriced options outstanding to certain employees. There were 1,555,000 options, granted in previous years that were repriced in the year ended May 31, 2000. The original exercise price on the repriced options varied from $1.75 to $5.50. The repriced options all were repriced to $0.50 per share. In accordance with Interpretation of APB Opinion No. 25, Accounting for Transactions Involving Stock Compensation, issued by the Financial Accounting Standards Board, these repriced options constitute variable awards and require the Company to recognize compensation expense on the basis of the difference between the $0.50 exercise price and the trading price of the Company's stock to the extent the trading price exceeds the exercise price of $0.50 at the balance sheet date. As a result of the repricing of these options, the Company has recognized $436,000 in compensation expense for the year ended May 31, 2000.

         Under the provisions of SFAS No. 123, the number of options used to determine net earnings and earnings per share under a pro forma basis were; proportionately vested options granted of 1,514,000 for the year ended May 31, 2001 and 2,392,000 proportionately vested options for the year ended May 31, 2000.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended May 31:

                                                 2001                 2000
                                               --------              -------
          Dividend yield                         None                 None
          Volatility                             2.654                2.472
          Risk free interest rate                5.00%                6.00%
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

       Under the various option plans, the total number of shares of common stock that may be granted is 10,500,000. At May 31, 2001, 7,967,791 options have been granted under those plans.

       The summary of activity for the Company's stock options is presented below:

                                                     Weighted           Weighted
                                                      Average            Average
                                                     Exercise           Exercise
                                              2001    Price     2000     Price
                                           --------- -------- ---------  -------
Options outstanding at beginning of year   5,267,102  $1.21   5,045,354   $1.75

Granted                                      820,000  $0.31   3,957,421   $0.40

Exercised                                 (2,163,367) $0.50  (2,170,312)  $0.27

Terminated/Expired                        (3,342,464) $0.53  (1,565,361)  $1.66

Options outstanding at end of year         2,581,271  $0.53   5,267,102   $1.39

Options exercisable at end of year         1,034,504  $1.34   4,071,786   $1.34

Options available for grant at
  end of year                              6,834,543          1,856,420

Price per share of options                $0.50-$4.00         $0.50-$4.75
  outstanding

Weighted average remaining                 6.4 years           7.9 years
  contractual lives

Weighted average fair value of options       $0.17               $0.56
  granted during the year

         In the year ended May 31, 2001, the Company accepted forfeitures from employees, directors and certain investors of options and warrants. The forfeitures were requested by the Company due to the limitation on the Company's number of authorized common shares. The employees and directors collectively forfeited 1,932,725 options and investors agreed to forfeit 110,500 options. The Company has agreed to grant the employees and directors 2,125,998 options upon the approval of the increase of the authorized limit on its common shares. The employees must remain employed and the terms of the replacement options have not yet been determined. The 110,500 options are to be replaced with the same number of options but at a reduced exercise price. The new exercise price is anticipated to be higher than the trading price of the stock at May 31, 2001.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE 11 - DISCONTINUED OPERATIONS

         The Company had continued to market its Consygen 2000 Conversion Services. However, the Company recognizes that the opportunity for long-term revenue generation in this market is diminishing. The Company believes there remain short-term opportunities for its services in this market, especially in certain foreign markets. The Company has not historically met its goals for revenue in its conversion services business. The Company has had numerous contracts for its conversion services and believes it has successfully completed those contracts. However, the volume of such services has not met management's expectations nor has that volume resulted in profitable operations. Therefore, the Company determined that it would abandon its efforts to develop and market the year 2000 conversion services business. The operations for this segment are reflected as discontinued operations in the accompanying statement of operations. Revenues of this segment were $214,385 for the year ended May 31, 2000. The Company had no material asset balances directly related to this business segment other than accounts receivable.

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

NOTE 13 - SUBSEQUENT EVENTS

       Subsequent to May 31, 2001, the Company received 7,133,475 shares of its common stock from certain shareholders. The Company requested that the shares be returned to reduce the number of outstanding shares to a level below its authorized limit. The shareholders in return are to receive 7,356,334 new issued common shares upon the increase in the authorized limit.

NOTE 14 - RELATED PARTY TRANSACTIONS

       During the year ended May 31, 2001, the Company borrowed $884,503 from officers, directors and other related parties. Interest paid or accrued on these borrowings was $19,514 for the year ended May 31, 2001.

       During the year ended May 31, 2000 the Company borrowed $226,000 from one of its shareholders and member of the board of directors. The debt is unsecured and non-interest bearing and Company has not repaid the balance.

       During the year ended May 31, 2000 the Company made an advance to an officer in the term of a short-term note receivable in the amount of $38,525 with a stated interest rate of 8% per annum.

                          CONSYGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE 15 - WRITE-DOWN OF INVESTMENTS

       During the year ended May 31, 2001, the Company acquired certain assets for a prospective new product line. The Company issued 776,000 shares of its common stock for those assets and technology. The shares were valued at $574,207, based on the trading value of the shares as of the date of the purchase agreement. The Company later determined that a substantial additional investment would be required and that prospective business has not proven to be viable so the Company has written off the value of that investment.

NOTE 16 - DEFERRED REVENUE

       The Company received $704,000 from a customer for the sale of 11,000 units of the Counterfeit Cop in the year ended May 31, 2001. The customer has stored the units in the same warehouse where the Company stores its inventory. The Company is awaiting final acceptance documents from the customer and shipment of the units to the customer's facilities. At such time, the Company will recognize the revenue associated with this transaction.

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

4.2 Form of Common Stock Purchase Warrant used in connection with issuance of warrants to purchase an aggregate of 1,000,000 shares of the Registrant's Common Stock, $.003 par value. (2)

4.3 Subscription Agreement used in connection with the Rule 506 sale of Convertible Debentures in the aggregate principal amount of $3,500,000 (including form of Convertible Debenture, form of Warrant, and form of Registration Rights Agreement, attached as Exhibits A, B and D, respectively, to the Subscription Agreement). (5)

4.4 Form of Common Stock Purchase Warrant to purchase an aggregate of 10,000 shares issued in partial payment of finders' fees in connection with sale of Convertible Debentures in aggregate principal amount of $3,500,000.
       (5)

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

4.11 Common Stock Purchase Warrant to purchase 100,000 shares issued to a consultant's designee, Irvington International Limited, as of November 10, 1997. (3)

4.12 Agreement dated as of July 17, 1998 between the Registrant and Tom S. Dreaper relating to employment and grant of options to purchase 1,000,000 shares of common stock of the Registrant. (6)

4.13 Agreement entitled "Transfer of Complete Rights in Software Program between ConSyGen, Inc. and FAM Investments, LLC", filed as Exhibit 4.13 to the Registrant's Current Report on Form 8-K dated July 2, 1999 and incorporated herein by reference.

4.14 Amendment dated August 13, 1998, to 6% Convertible Debenture Subscription Agreement and related Registration Rights Agreement dated May 29, 1998, filed as Exhibit 4.13 to the Registrant's Registration Statement on Form S-3, File No. 333-61869, and incorporated herein by reference.

4.15 Form of Subscription Agreement used in connection with private placement of 4,498,000 units, each consisting of one share of the Registrant's common stock and a warrant to purchase one share of common stock, for total cash consideration of $1,124,500. (7)

4.16 Form of Common Stock Purchase Warrant used in connection with issuance of warrants to purchase an aggregate of 4,498,000 shares of Registrant's common stock, $0.003 par value. (7)

4.17 Option Agreement dated April 17, 2000, for 1,000,000 shares of the Registrant's common stock, issued to consultant, Howard R. Baer. (7)

4.18 Agreement dated as of December 18, 2000 between the Registrant and Beacon Capital Partners, LLP relating to the Rule 506 sale of up to 11,111,111 shares for gross proceeds of up to $1,000,000. *

4.19 Form of Subscription Agreement used in connection with Rule 506 sale of 6,073,218 shares for gross proceeds of $540,142. *

4.20 Form of Agreement used in connection with the surrender of unexercised stock options to the Registrant by Registrant's employees. *

4.21 Form of Agreement used in connection with the surrender of issued shares and unexercised stock options and warrants to the Registrant by certain of the Registrant's investors. *

10.7   Registrant's 1996 Non-Qualified Stock Option Plan. (2)

10.8   Registrant's Amended and Restated 1997 Non-Qualified Stock Option Plan.
       (3)

10.9 Consulting Agreement between the Registrant and M.H. Meyerson & Co., Inc. dated August 19, 1996. (5)

10.10 Form of Indemnification Contract between the Registrant and each executive officer and director of the Registrant. (3)

10.11 Agreement between the Registrant and Carriage House Capital, Inc., effective as of September 1, 1997, terminating all existing agreements between the Registrant and Carriage House Capital, Inc., and its affiliates. (3)

10.12 Settlement Term Sheet between the Registrant and the Debenture Parties dated March 8, 2000, filed as Exhibit 10.12 to the Registrant's Current Report on Form 8-K dated March 22, 2000. (6)

10.13 Settlement Agreement and Conditional Release between the Registrant and the Debenture Parties dated April 20, 2000. (8)

10.14 Agreement dated January 11, 2000, between the Registrant and Saviar and Spaeth. (7)

16 Letter dated September 24, 1998 from Wolinetz, Gottlieb & Lafazan, PC to the Securities and Exchange Commission, filed as Exhibit 16 to the Registrant's Current Report on Form 8-K dated September 22, 1998 and incorporated herein by reference.

21     List of Subsidiaries of the Registrant. *

24     Power of Attorney. *

99.1   Registrant's 2000 Combination Stock Option Plan. (9)
----------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.

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

(5) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Annual Report on Form 10K for the year ended May 31, 1998, and incorporated herein by reference.

(6) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Annual Report on Form 10K for the year ended May 31, 2000, and incorporated herein by reference.

(7) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Annual Report on Form 10K for the year ended May 31, 1997, and incorporated herein by reference.

(8) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

(9) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Registration Statement on Form S-8, dated May 4, 2000, and incorporated herein by reference.

*    Filed herewith