Form 10QSB
period 2001-08-31
CONSYGEN INC
filed 2001-10-31
CIK 844008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              Quarterly report pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

49,607,318 shares of Common Stock, $.003 par value, as of September 28, 2001.

                                 CONSYGEN, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION:

         Item 1. Financial Statements.

                 Consolidated Balance Sheet,
                   August 31, 2001                                             2

                 Consolidated Statements of Operations - Three
                   Months Ended August 31, 2001                                3

                 Consolidated Statements of Cash Flows - Three
                   Months Ended August 31, 2001                                4

                 Notes to Consolidated Financial Statements                    5

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         6


PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                            10

         Item 2. Changes in Securities                                        11

         Item 3. Defaults on Senior Securities                                12

         Item 4. Submission of matters to a vote of Security Holders          12

         Item 5. Other Information                                            12

         Item 6. Exhibits and Reports on Form 8-K.                            13

                 SIGNATURES                                                   13

                 EXHIBIT INDEX                                                14



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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                 CONSYGEN, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                    August 31,
                                                                       2001
                                                                   ------------
Current Assets:
  Cash and Cash Equivalents                                        $      6,120
  Accounts Receivable                                                     1,716
  Inventory                                                             122,248
  Prepaid Expenses                                                       24,547
  Other Current Assets                                                   22,882
                                                                   ------------
             Total Current Assets                                       177,513
                                                                   ------------
Property and Equipment - Net                                          1,063,770
                                                                   ------------
Other Assets:
  Debt Issuance Expense                                                  21,280
  Other Assets                                                          188,988
                                                                   ------------
             Total Other Assets                                         210,268
                                                                   ------------
Total Assets                                                       $  1,451,551
                                                                   ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts Payable                                                 $    841,671
  Notes Payable                                                       1,861,849
  Accrued Payroll and Related Liabilities                             1,483,438
  Deferred Revenue                                                      705,200
  Other Accrued Liabilities                                             917,785
  Deposits on Common Stock to be issued                                 730,301
  Capital Lease - Current portion                                        18,792
  Mortgage - Current portion                                            907,061
                                                                   ------------
     Total Current Liabilities                                        7,466,097

Capital Lease - Long Term Portion                                        17,748
Mortgage - Long Term Portion                                            504,760
                                                                   ------------
     Total Liabilities                                                7,988,605
                                                                   ------------
Commitments & Contingencies
Stockholders' Equity :
  Common Stock, $.003 par Value, Authorized
     69,000,000 Shares, Issued and outstanding

     53,019,125 Shares at August 31, 2001                               159,057
  Additional Paid-in Capital                                         36,181,223
  Subscriptions Receivable                                                    0
  Accumulated Deficit                                               (42,461,609)
  Treasury Stock, at cost (90,000 shares)                              (415,725)
                                                                   ------------
     Total Stockholders' Equity                                      (6,537,054)
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  1,451,551
                                                                   ============
The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                        For the Three Months
                                                          Ended August 31,
                                                    ---------------------------
                                                        2001            2000
                                                    ------------   ------------
Revenue                                             $      3,415  $      39,629
                                                    ------------   ------------
Costs and Expenses:
  Cost of Sales                                              675         22,063
  Selling, General and Administrative Expenses           689,824      1,208,838
  Interest Expense                                        60,666        157,986
  Depreciation and Amortization                           42,121         41,861
                                                    ------------   ------------
      Total Costs and Expenses                           793,286      1,430,748
                                                    ------------   ------------

Loss from Operations                                    (789,871)    (1,391,119)

Interest Income                                               --             --
Other Income                                                  --            275
Other Expenses                                                --             --
                                                    ------------   ------------
Net Loss                                            $   (789,871)  $ (1,390,844)
                                                    ============   ============

Weighted Average Common Shares Outstanding            52,924,845     15,416,201
                                                    ============   ============

Net Loss per Common Share                           $      (0.01)  $      (0.09)
                                                    ============   ============

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Three Months Ended
                                                                           August 31,
                                                                    --------------------------
                                                                       2001            2000
                                                                    ---------      -----------
Cash Flows from Operating Activities:
  Net Loss                                                          $(789,871)     $(1,390,844)
  Adjustments to Reconcile Net Loss to
    Net Cash (Used) by Operating Activities:
      Depreciation and amortization                                    42,121           41,861
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                                             3,814           36,120
        Inventories                                                       675           22,062
        Prepaid Expenses and Other Assets                              (9,489)         148,535
        Accounts Payable                                               88,732          (15,740)
        Deferred Revenue                                                1,200          704,000
        Accrued Liabilities                                           379,488          179,446
                                                                    ---------      -----------
           Net Cash (Used) by Operating Activities                   (283,330)        (274,560)
                                                                    ---------      -----------
Cash Flows from Investing Activities:
  Advances on note receivable                                              --          (34,200)
  Purchases of Furniture and Equipment                                 (6,788)         (21,843)
  Investment in joint venture                                              --          (20,000)
                                                                    ---------      -----------
           Net Cash (Used) by Investing Activities                     (6,788)         (76,043)
                                                                    ---------      -----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                                   48,000          305,080
  Payments of principal on loans                                       (2,500)          (4,165)
  Proceeds of Loans payable - Related Parties                             --            83,694
  Proceeds on other notes payable                                     107,333               --
  Purchase of treasury stock                                               --          (15,725)
  Collection of stock subscriptions receivable                        148,000               --
  Payments of principal on capital lease obligations                   (6,085)         (18,938)
                                                                    ---------      -----------
           Net Cash Provided by Financing Activities                  294,748          349,946
                                                                    ---------      -----------
Net Increase/(Decrease) in Cash and Cash Equivalents                    4,630             (657)
Cash and Cash Equivalents - Beginning of Period                         1,490            3,605
                                                                    ---------      -----------
Cash and Cash Equivalents - End of Period                          $    6,120     $     2,948
                                                                    =========      ===========
Supplemental Cash Flow Information:
  Cash Paid for Interest                                           $   18,666     $     49,470
                                                                    =========      ===========
Non-Cash Financing and Investing Activities:
  Issuance of Common Stock as Loan Incentive                        $      --      $        --
                                                                    =========      ===========
    Conversion of debt to common stock                              $      --      $   651,190
                                                                    =========      ===========
    Issuance of common stock for prepaid professional fees          $      --      $   287,505
                                                                    =========      ===========
    Issuance of common stock for equipment                          $      --      $   283,500
                                                                    =========      ===========

The accompanying notes are an integral part of the financial statements.

                                 CONSYGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           August 31, 2001 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of ConSyGen, Inc., a Texas corporation ("ConSyGen-Texas") and its wholly-owned subsidiary, ConSyGen, Inc., an Arizona corporation ("ConSyGen-Arizona"). Significant inter-company accounts and transactions have been eliminated. ConSyGen-Texas and its wholly-owned subsidiary, ConSyGen-Arizona, are hereafter collectively referred to as the "Company."

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and cash flows for the periods presented.

     Results of operations for interim periods are not necessarily indicative of the results of operations for a full year, due to external factors that are beyond the control of the Company.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

     STOCK OPTIONS

     As of August 31, 2001, we had outstanding options to purchase 497,500 shares of our common stock at a weighted average exercise price of $0.50. In September 2001, we requested forfeitures of stock options from employees, directors and an investor, due to the limitation on our number of authorized common shares. The employees and directors collectively agreed to forfeit 1,932,725 options and the investor agreed to forfeit 110,500 options. We have agreed to grant the employees and directors 2,125,998 options upon the approval of the increase of the authorized limit on its common shares. The 110,500 options are to be replaced with the same number of options but at a reduced exercise price, which is anticipated to be higher than the trading price of the stock at August 31, 2001. As of September 28, 2001 we had outstanding options to purchase 483,230 shares of our common stock at a weighted average exercise price of $0.50 per share. We have filed Form S-8 registration statements under the Securities Act registering an aggregate of 10,500,000 shares of common stock issueable under our stock option plans, including the 483,230 options currently outstanding.

     Following the above agreements with certain staff, directors, and investors to voluntarily return certain of their shares, options and warrants to the Company, we issued stock option agreements to Messrs. Robert Reisch, Tony Perre, and Bruce Shirey for 1,000,000 immediately-exercisable options each. On October 19, 2001, the stock option agreements for Messrs. Reisch and Perre were effectively terminated by the resignations of these officers.

     COMMON STOCK

     See under Part II. Other Information, Item 2: "Changes in Securities" in this Form 10-QSB.

     LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the reporting period. The weighted average number of shares of common stock excludes 90,000 shares of treasury stock. As of August 31, 2001, we had issued 4,450,000 shares to a prospective financier, which shares are the subject of litigation for their return (see under Part II. Other Information, Item 1: "Legal Proceedings") of this Form 10-QSB, and we had issued 4,000,000 shares to a consultant in anticipation of their issue as part of a private placement. The 4,000,000 shares are to be returned to us, and we have received advice of counsel that we have an extremely high likelihood the 4,450,000 shares will be recovered fully by us as the result of our pending litigation. Both of these share issues have been excluded from the reported shares issued and outstanding at August 31, 2001, and have also been excluded from the calculation of the weighted average number of shares of common stock outstanding during the three months ended August 31, 2001.

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

     To market this product, we created a Business Products Division, and we have created master distributor relationships with First Data Corporation, GMS Auditing, and CardService International, Inc. Although this product has not yet met our early sales predictions, we remain confident that it will become a profitable adjunct to our other business operations.

     We have also incorporated ConSyGen s.r.o. in the Czech Republic to market the product in Europe. European CE certification has been secured, and we began shipping units of the Counterfeit Cop to Europe during the 2001 fiscal year. We have recently received encouraging interest in the product, and we are currently increasing our CE-certified inventory to respond to sales opportunities.

     On August 21, 2000, we announced the formation of our MultiMedia Productions Group, a new division focusing specifically on the production and sale of multimedia presentations built around the most recent computer animation technology. We believe that we will be able to reduce materially, or even to eliminate, our overhead in the web development area, and eventually to grow this business as a profitable adjunct to our existing services. This service does not represent a change of direction or emphasis from our concentration on the COUNTERFEIT COP and the BIZPAY SUITE(TM). Due to the need to concentrate our staff resources on the completion and release of the BIZPAY(TM) software, most of the MultiMedia division's resources have been re-directed to BIZPAY, with a resultant negative impact on MultiMedia revenues. We have effectively ceased activity in this division until our financial position improves sufficiently to re-commence its operations.

     After a very substantial development effort, we released the first version of our BIZPAY SUITE of software - our new "e-commerce" product - to Internet merchants and consumers on July 16, 2001, and we are currently working with the early subscribers to the service.

     We have incorporated a new company (BizPay International, Inc.) to hold our interests in various BIZPAY businesses around the world except for the U.S.A. In the U.S.A., we will operate through a separate entity (BizPay USA, Inc.). We have signed several Memorandums of Understanding (MOUs) with strategic partners to introduce the product in Europe and several other locations around the world. Because of the time constraints and the demands of our domestic partners, in addition to certain recent management changes within the Company, and the inability of our foreign partners to fund the different roll-outs, we have focused all of our efforts in the last six months on preparing the software for our domestic roll-out. The international opportunities still exist for BIZPAY, but we believe that the opportunities will grow exponentially following a successful launch in the United States.

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

     We report performance by segment, in accordance with SFAS 131, using estimates based on our assessment of the relative expenses for our operating divisions. We intend to begin capitalizing certain software development costs when proprietary software products have reached technological feasibility. The COUNTERFEIT COP division lost $169,041 during the quarter ended August 31, 2001 on revenues of $3,415, compared with a loss of $262,581 on revenues of $39,629 for the comparable period in 2000. We continue to invest in the development of the BIZPAY software, although the BIZPAY division had no revenue during the quarter ended August 31, 2000. Expenses for the BIZPAY division were $517,368 for the quarter ended May 31, 2001, compared with expenses of $906,629 for the comparable period in 2000. We are concentrating on the generation of revenues through the BIZPAY division and the COUNTERFEIT COP division.

     Legal Proceedings - see under Part II. Other Information, Item 1: "Legal Proceedings" of this Form 10-QSB.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NET LOSSES. For the three months ended August 31, 2001, we incurred a net loss of approximately $789,871, compared with a net loss of $1,390,844 for the three months ended August 31, 2000, a decrease of approximately $600,973. An explanation of these losses is set forth below.

     REVENUE. For the quarter ended August 31, 2001, we had revenues of $3,415, compared to $39,629 for the same quarter in the previous year. The $36,214 decrease in revenue reflects a continued failure on the part of our Counterfeit Cop master distributors to achieve significant revenue growth. We have implemented changes in our marketing and sales approach to seek to correct this failure, particularly in view of the potential new opportunities arising from heightened awareness of the need to security and immigration controls.

       During the year ended May 31, 2001, we received $704,000 from a customer for the sale of 11,000 units of the Counterfeit Cop. The customer has stored the units in the same warehouse where the Company stores its inventory. In order to obviate any need for financial adjustments from returns, we will not recognize the revenue effect of this transaction until shipment and acceptance are completed. The amount is reported as Deferred Revenue at August 31, 2001.

     COST OF SALES. For the quarter ended August 31, 2001, we incurred cost of sales of $675, compared with $22,063 for the same quarter in the previous year. This decrease of $21,388 is directly attributable to the diminished revenue results noted above. The primary cost of sales expense is the cost of obtaining COUNTERFEIT COP units from our supplier.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $689,824 for the quarter ended August 31, 2001, compared with $1,208,838 for the same quarter in the previous year, a decrease of $519,014. The decrease in selling, general and administrative expenses is primarily attributable to the very deliberate steps that have been taken by management to contain costs. In addition, our deficiency in operating capital has substantially limited our ability to incur even necessary expenses, and our inability to meet committed expenses has led to an expansion of Accounts Payable by approximately $522,000 over the same period.

     INTEREST EXPENSE. For the three months ended August 31, 2001, interest expense was $60,666, compared with $157,986 for the same quarter in the previous year, a decrease of $97,320. The decrease in interest expense is primarily due to the elimination of the interest component related to the previously-outstanding Convertible Debentures, which were eliminated prior to the May 31, 2001. For the quarter ended August 31, 2001, the major component of interest expense is approximately $56,000 interest on the re-structured loan on our property, compared with approximately $43,000 for the comparable quarter last year. The amount payable for interest on the re-structured loan is approximately $15,000 per month.

     DEPRECIATION AND AMORTIZATION EXPENSE. For the quarter ended August 31, 2001, depreciation and amortization expense was $42,121, compared with $41,861 for the previous year, an increase of $260. The marginal increase indicates that there has been no major growth in depreciable items, primarily due to a shortage of operating capital. As we have retired some depreciable assets, we have primarily replaced them with leased assets. The development of the BIZPAY products has required a minor investment in hardware and software. For the most part, the necessary equipment has been leased at prevailing market rates.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We have continued to suffer material operating losses and are experiencing difficulties meeting our current obligations, including regular payroll obligations. Although we are generated some revenue from sales of the COUNTERFEIT COP and we are confident that the newly-released BIZPAY technology will soon generate revenue, current revenue levels are still inadequate to meet all of our obligations. We are attempting to raise sufficient equity capital to meet current obligations and to implement our business plan. However, we have experienced difficulty in doing so and there can be no assurance that we will be successful in raising capital or implementing our business plan.

     We have utilized significant resources in software development, research and marketing efforts. These efforts must continue in order for us to be successful in the implementation of our strategic direction. We will require additional capital, most likely from private placement equity, in order to meet our obligations and to implement our strategic direction.

     As of August 31, 2001, we had $6,120 in cash and cash equivalents compared with approximately $1,490 at May 31, 2001, representing an aggregate increase in cash of $4,630 for the period. This was primarily composed of:

     Operating Activities: during the three months ended August 31, 2001, we used approximately $283,000 in cash for operating activities, primarily in selling, general and administrative expenses.

     Investing Activities: during the three months ended August 31, 2001, we used approximately $6,788 in the purchase of furniture and equipment.

     Financing Activities: during the three months ended August 31, 2001, we received an aggregate of approximately $295,000 from financing activities, including $48,000 from an investor in our 2001 private placement, and $148,000 from subscriptions receivable prior to May 31, 2001. In addition, we received approximately $107,000 for notes payable, including approximately $5,000 from related parties.

     We had a working capital deficit of approximately $7,288,584 at August 31, 2001, compared with a working capital deficit of approximately $6,675,123 at May 31, 2001, an increase in our working capital deficit of approximately $613,461. The increase in the working capital deficit reflects the increase in our accumulated deficit of approximately $790,000 during the three months ended August 31, 2001. Specifically, the working capital deficit increase is identified in the following: an increase of $89,000 in Accounts Payable; an increase of $380,000 in Accrued Payroll and Other Liabilities; the re-structuring of part of our mortgage debt to Current Liabilities, representing approximately $150,000; and an increase of $196,000 in deposits on common stock to be issued. These items have been partially offset by a reduction of approximately $193,000 in Notes Payable.

     As part of the above, we have accrued unpaid payrolls for our staff. At August 31, 2001, we owed approximately $552,000 to our staff, representing unpaid salaries and vacations, employee business expenses, and some amounts owing to certain former employees.

     We have continued to incur losses, primarily due to the failure to meet revenue expectations for sales of the COUNTERFEIT COP, and to the expenses associated with the ongoing development of BIZPAY. During the quarter ended August 31, 2000, our operations used approximately $283,000 in cash, an average of approximately $94,000 per month. Our liquidity has already been materially and adversely affected by our history of losses; if we continue to incur significant losses, our liquidity could be further affected. We do not currently have any established bank credit facility, and there can be no assurance that we will be able to obtain the additional capital in the form of debt or equity financing necessary to continue our operations if no significant sales of the COUNTERFEIT COP or revenues from the BIZPAY technology are realized. We do not intend to require material capital expenditures in the short term. However, as discussed above, we will require cash to continue to implement our strategic direction and to adapt our direction as necessary to respond to changing market and technology requirements.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to affect our operating expenses. Although we have no current plans to borrow additional funds, if we were to do so at variable interest rates, any increase in interest rates would increase our borrowed funds.

SEASONALITY

     Our operations are not affected by seasonal fluctuations, although our cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts. Management believes that the cash-flow of the two major product lines in our strategic direction will not be impacted by large purchases or seasonal factors.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On May 31, 2001, a complaint was filed against us in the Superior Court of the State of Arizona in Maricopa County (Case No. CV 2001-001579) by Steve Fischer ("Fischer"). In the complaint, Fischer alleged that he had been induced to settle an existing judgment with a third party, Scott Miller ("Miller") for a consideration of 3,600,000 shares of our common stock, to be registered by us no later than February 15, 2001. Miller, as the principal of Beacon Capital Partners LLP, had been issued 4,450,000 shares of our common stock as part of an arrangement with the Company intended to generate up to $1,000,000 of financing for the Company, based on the sale of up to 11,111,111 shares. We have since responded with a counter-suit claiming the recovery of the issued shares for non-performance. We have been awarded a Default Judgment against Miller, including a specification for the return of 850,000 shares. We expect the case against Fischer will go to litigation before the end of 2001. We have received advice of counsel that we have an extremely high likelihood that the full number of 4,450,000 shares will be recovered fully by us.

     On August 15, 2001, a complaint was filed against us the Superior Court of the State of Arizona in Maricopa County (Case No. CV 2001-014095) by Richard Highland ("Highland"). The complaint alleges that Highland, a former employee, has wages unpaid by us for a period when he contends he was a continuing employee. The complaint seeks payment of the alleged wages, interest and costs, in addition to triple damages, interest and costs for failure to pay wages, as provided for in the Arizona Revised Statutes. An Application for entry of default was filed by Highland on September 7, 2001. We believe that this complaint is without merit, and intend to file a counter-suit in a timely fashion.

ITEM 2. CHANGES IN SECURITIES

     During the year ended May 31, 2001, we issued 4,450,000 shares of our common stock to an organization that was to conduct an offering of our common stock. The offering never occurred and we have filed a lawsuit to recover the shares. It is the opinion of the Company and its legal counsel that we will recover these shares. The 4,450,000 shares are not included in the total issued and outstanding shares at August 31, 2001. These shares are also excluded from the computation of the weighted average shares outstanding for the three months ended August 31, 2001.

     On June 1, 2001, we issued 4,000,000 shares, valued at $440,000, to a consultant for purposes of negotiating financing as part of a private placement. The proposed financing has not been completed, and the 4,000,000 shares are to be returned to us to reduce our total number of issued and outstanding shares. The 4,000,000 shares are not included in the total issued and outstanding shares at August 31, 2001. These shares are also excluded from the computation of the weighted average shares outstanding for the three months ended August 31, 2001.

    As of September 28, 2001, 4,693,747 shares relating to an aggregate subscription of $368,600 as part of our May 2001 private placement had not yet been issued to eighteen accredited investors, six of whom had previously invested in the May 2001 private placement.

     In September 2001, we requested certain investors to surrender certain issued or entitled shares, unexercised stock options, and unexercised warrants to the Company to enable us to use the underlying shares, if required, for issue under a future private placement. The aggregate shares involved in these agreements were 3,838,975, comprised of 2,988,475 shares, 110,500 options, and 740,000 warrants. As consideration for the surrender of issued and entitled shares, we agreed to issue an aggregate of 3,211,334 replacement shares or, for two of the investors, to pay compensation at the rate of $0.10 per surrendered share. As consideration for the surrender of options and warrants, we agreed to grant the same number of replacement options and warrants at a reduced exercise price. In all cases, the subject replacement shares, options and warrants will only be available or exercisable when the Company has increased its authorized capital to 125,000,000 shares.

     In addition to the surrendered warrants referenced above, we also have 3,758,000 warrants outstanding for the purchase of our common stock under our January 2000 private offering, at an exercise price of $1.50 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults upon senior securities during the three months ended August 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended August 31, 2001.

ITEM 5. OTHER INFORMATION

     In September 2001, we accepted the resignation of Mr. A. Lewis Burridge as President, Chief Executive Officer, and Chairman of the Board. At the same time, we appointed Mr. Howard R. Baer as Chairman; Mr. Burridge remains as a Director and has been appointed as Vice-Chairman. Other resignations from the Board include: Mr. Luther H. Hodges (January, 2001), Mr. Andrew Lee (September, 2001), Mr. Russell B. Stevenson (February, 2001), and Mr. Robert L. Stewart (June,
2001). In March 2001, Mr. Ben H. Gregg and Mr. Joseph A. Grimes were appointed to the Board, and in September 2001, Mr. Anthony R. Perre and Mr. Robert D. Reisch were appointed to the Board. Following their resignations on October 19, 2001, Messrs. Reisch and Perre were removed from the Board and the Executive Committee. At October 31, 2001, Messrs. Burridge and Gregg comprise the Board's Executive Committee, and Messrs. Caldwell and Knode comprise both the Audit Committee and the Compensation Committee.

     Also in September 2001, we appointed Mr. Anthony Perre as President and Mr. Robert D. Reisch as CEO, and we commenced the recruitment of a team of senior management with extensive backgrounds and skills in the specific areas for which we believe our future products and technical directions will be developed.

     On October 19, 2001, the Board accepted the resignations of Mr. Tony Perre and Mr. Robert Reisch from the positions of President and Chief Executive Officer, respectively, and from their positions as Directors and members of the Executive Committee. On October 24, 2001, Mr. Bruce Shirey, currently the Chief Technical Officer, was appointed as President and Chief Executive Officer.

     Mr. Shirey's background is in computer hardware services, corporate management, financial business development, and consulting. He served from 1999 to 2000 as Senior Vice President, Internet & Payment Solutions for CardService International, Inc. (CSI), where he created key merchant relationships and developed CSI's first secure Internet Payment Gateway and related online merchant account applications. From 2000 until he joined the Company, he was a Principal of the Rinaldi Group (TRG), a high-performance consulting service, concentrating on strategic Internet, wireless and commercial payment integration. He is a graduate of California State University at Fullerton.

     Effective immediately, a review has been commenced of our current business directions, our specific technology capabilities, and our product readiness and directions. It is the goal of management to ensure that our newly-developed technologies should be used to provide an effective penetration to a clearly-defined and thoroughly-prepared market opportunity, and that the Company undertakes the development of complementary products that will both support the existing technologies and facilitate the introduction of new products. We believe that, if we are able to obtain the necessary financing, we will be able to continue the development and to enhance the effectiveness of our BIZPAY products, and also to initiate new products based on leading-edge technologies and business opportunities.

     On December 11, 2000, the Company's annual meeting of stockholders approved the increase of its authorized capital from 40,000 to 69,000,000 shares. Since that time, our serious shortage of operating capital has obliged us to issue many more shares than we had anticipated, and the Company is now substantially constrained in its financing activities by the limited amount of unissued shares available from its authorized capital limit of 69,000,000 shares. Accordingly, the company will issue a recommendation to the forthcoming annual meeting of stockholders to increase its authorized capital to a limit of 125,000,000 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The list of Exhibits which are filed with this report or incorporated by reference herein is set forth in the Exhibit Index that appears following the signature page, which Exhibit Index is incorporated herein by this reference.

(b)  Reports on Form 8-K.

     There were no filings on Form 8-K during the three months ended August 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSYGEN, INC.

Date: October 30, 2001              By: /s/ Eric J. Strasser
                                         ------------------------------------
                                         Eric J. Strasser
                                         Chief Financial Officer

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

4.11 Common Stock Purchase Warrant to purchase 100,000 shares issued to a consultant's designee, Irvington International Limited, as of November 10, 1997. (3)

4.12 Agreement dated as of July 17, 1998 between the Registrant and Tom S. Dreaper relating to employment and grant of options to purchase 1,000,000 shares of common stock of the Registrant. (5)

4.13 Agreement entitled "Transfer of Complete Rights in Software Program between ConSyGen, Inc. and FAM Investments, LLC", filed as Exhibit 4.13 to the Registrant's Current Report on Form 8-K dated July 2, 1999 and incorporated herein by reference.

4.14 Amendment dated August 13, 1998, to 6% Convertible Debenture Subscription Agreement and related Registration Rights Agreement dated May 29, 1998, filed as Exhibit 4.13 to the Registrant's Registration Statement on Form S-3, File No. 333-61869, and incorporated herein by reference.

4.15 Form of Subscription Agreement used in connection with private placement of 4,498,000 units, each consisting of one share of the Registrant's common stock and a warrant to purchase one share of common stock, for total cash consideration of $1,124,500. (6)

4.16 Form of Common Stock Purchase Warrant used in connection with issuance of warrants to purchase an aggregate of 4,498,000 shares of Registrant's common stock, $0.003 par value. (6)

4.17 Option Agreement dated April 17, 2000, for 1,000,000 shares of the Registrant's common stock, issued to consultant, Howard R. Baer. (6)

4.18 Agreement dated as of December 18, 2000 between the Registrant and Beacon Capital Partners, LLP relating to the Rule 506 sale of up to 11,111,111 shares for gross proceeds of up to $1,000,000. (9)

4.19 Form of Subscription Agreement used in connection with Rule 506 sale of 6,073,218 shares for gross proceeds of $540,142. (9)

4.20 Form of Agreement used in connection with the surrender of unexercised stock options to the Registrant by Registrant's employees. (9)

4.21 Form of Agreement used in connection with the surrender of issued shares and unexercised stock options and warrants to the Registrant by certain of the Registrant's investors. (9)

10.7   Registrant's 1996 Non-Qualified Stock Option Plan. (2)

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

10.13 Settlement Agreement and Conditional Release between the Registrant and the Debenture Parties dated April 20, 2000. (6)

10.14 Agreement dated January 11, 2000, between the Registrant and Saviar and Spaeth. (7)

10.15  Registrant's 2000 Combination Stock Option Plan. (8)

10.16 5 Year Lease with Option to Purchase agreement between the Registrant and Corporate Fiducial Services, Inc., dated April 1, 2001. *

11     Net Loss per Share calculations. See Part I, Note 2 of this Form 10-QSB.
       *

16 Letter dated September 24, 1998 from Wolinetz, Gottlieb & Lafazan, PC to the Securities and Exchange Commission, filed as Exhibit 16 to the Registrant's Current Report on Form 8-K dated September 22, 1998 and incorporated herein by reference.

24     Power of Attorney. *

27     Financial Data Schedule - not required.
----------
(1) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, and incorporated herein by reference.

(2) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996, and incorporated herein by reference.

(3) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Registration Statement on Form S-1, File No. 333-40649, and incorporated by reference. (4) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998, and incorporated herein by reference.

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

(8) Filed as an Exhibit, with the Exhibit number 99.1, to the Registrant's Registration Statement on Form S-8, dated May 4, 2000, and incorporated herein by reference.

(9) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Annual Report on Form 10K for the year ended May 31, 2001, and incorporated herein by reference.

*    Filed herewith
                                       16