Form 10QSB
period 2001-11-30
CONSYGEN INC
filed 2002-02-20
CIK 844008

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



                              FORM 10-QSB



       Quarterly report pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934



           For the quarterly period ended November 30, 2001



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



Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          62,970,263 shares of Common Stock, $.003 par value,
                       as of February 15, 2002.

                            CONSYGEN, INC.

                                 INDEX


PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements.

       Consolidated Balance Sheet, November 30, 2001. . . . . . .   3

       Consolidated Statements of Operations -
         Three and Six Months Ended November 30, 2001 and
         November 30, 2000. . . . . . . . . . . . . . . . . . . .   4

       Consolidated Statements of Cash Flows -
         Six Months Ended November 30, 2001 and
         November 30, 2000. . . . . . . . . . . . . . . . . . . .   5

       Notes to Consolidated Financial Statements . . . . . . . .   7

     Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . .   8



PART II. OTHER INFORMATION

     Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .  12

     Item 2. Changes in Securities. . . . . . . . . . . . . . . .  13

     Item 3. Defaults upon Senior Securities. . . . . . . . . . .  15

     Item 4. Submission of Matters to a Vote of Security Holders.  15

     Item 5. Other Information. . . . . . . . . . . . . . . . . .  15

     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .  17


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19


             CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT AND IN DOCUMENTS INCORPORATED BY REFERENCE HEREIN CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN OR INCORPORATED BY REFERENCE HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "PLANS," "ANTICIPATES," "EXPECTS," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH SUCH FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE,THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CONSYGEN, INC.
                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)


                                                        November 30,
                                                            2001
                                                        ------------
                                ASSETS
Current Assets:
  Cash and Cash Equivalents . . . . . . . . . . . . . . $       655
  Accounts Receivable . . . . . . . . . . . . . . . . .       3,583
  Inventory . . . . . . . . . . . . . . . . . . . . . .      87,926
  Prepaid Expenses. . . . . . . . . . . . . . . . . . .      14,388
  Other Current Assets. . . . . . . . . . . . . . . . .         708
                                                        -----------
     Total Current Assets . . . . . . . . . . . . . . .     107,260
                                                        -----------

Property and Equipment - Net. . . . . . . . . . . . . .   1,021,562
                                                        -----------
Other Assets:
  Debt Issuance Expense . . . . . . . . . . . . . . . .      21,280
  Other Assets. . . . . . . . . . . . . . . . . . . . .     234,470
                                                        -----------
     Total Other Assets . . . . . . . . . . . . . . . .     255,750
                                                        -----------
     Total Assets . . . . . . . . . . . . . . . . . . . $ 1,384,572
                                                        ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable. . . . . . . . . . . . . . . . . . . $   875,114
  Notes Payable . . . . . . . . . . . . . . . . . . . .   2,071,988
  Accrued Payroll and Related Liabilities . . . . . . .   1,744,122
  Deferred Revenue. . . . . . . . . . . . . . . . . . .     705,200
  Other Accrued Liabilities . . . . . . . . . . . . . .     928,015
  Deposits on Common Stock to be Issued . . . . . . . .     415,396
  Capital Lease - Current portion . . . . . . . . . . .      14,961
  Mortgage - Current Portion. . . . . . . . . . . . . .     907,061
                                                        -----------
     Total Current Liabilities. . . . . . . . . . . . .   7,661,857

Capital Lease - Long Term Portion . . . . . . . . . . .      15,199
Mortgage - Long Term Portion. . . . . . . . . . . . . .     504,760
                                                        -----------
     Total Liabilities. . . . . . . . . . . . . . . . .   8,181,816
                                                        -----------
Commitments & Contingencies

Stockholders' Equity :
  Common Stock, $.003 par Value, Authorized
   69,000,000 Shares, issued and outstanding
   55,396,930 Shares at November 30, 2001 . . . . . . .     166,461
  Additional Paid-in Capital. . . . . . . . . . . . . .  36,469,101
  Accumulated Deficit . . . . . . . . . . . . . . . . . (43,017,081)
  Treasury Stock, at cost (90,000 shares) . . . . . . .    (415,725)
                                                        -----------
     Total Stockholders' Equity . . . . . . . . . . . .  (6,797,244)
                                                        -----------
     Total Liabilities and Stockholders' Equity . . . . $ 1,384,572
                                                        ===========

The accompanying notes are an integral part of the financial statements.

                            CONSYGEN, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)



                       For the Three Months       For the Six Months
                          Ended November           Ended November
                    ------------------------ ------------------------
                         2001        2000        2001         2000
                     ----------- ----------- -----------  -----------

Counterfeit Cop
  Revenue . . . . . .$     4,828 $    35,810 $     8,243  $   779,439
Other Revenue . . . .      1,210       --          1,210        --
                     ----------- ----------- -----------  -----------

Revenues. . . . . . .      6,039      35,810       9,454      779,439
                     ----------- ----------- -----------  -----------

Costs and Expenses:
  Cost of Sales . . .      1,257      12,757       1,932      212,030
  Software Develop-
    ment. . . . . . .      --        415,227       --         710,767
  Selling, General
   and Administrative
   Expenses . . . . .    513,391     778,650   1,203,215    1,691,948
  Interest Expense. .     60,211     276,119     120,877      434,105
  Depreciation and
   Amortization . . .     42,208      40,968      84,329       82,829
                     ----------- ----------- -----------  -----------

    Total Costs and
      Expenses. . . .    617,067   1,523,721   1,410,353    3,131,679
                     ----------- ----------- -----------  -----------

Loss from Operations.   (611,028) (1,487,911) (1,400,899)  (2,352,240)

Interest Income . . .      --          --          --           --
Other Income. . . . .      --          --          --             275
Other Expenses. . . .     55,555       --         55,555        --
                     ----------- ----------- -----------  -----------

Net Loss. . . . . . .$  (555,473)$(1,487,911)$(1,345,344) $(2,351,965)
                     =========== =========== ===========  ===========

Weighted Average
 Common Shares
 Outstanding. . . . . 54,213,456  32,881,687  53,569,150   29,069,828
                     =========== =========== ===========  ===========

Net Loss per
 Common Share . . . .$     (0.01)$     (0.05)$     (0.03) $     (0.00)
                     =========== =========== ===========  ===========














The accompanying notes are an integral part of the financial statements.

                            CONSYGEN, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                             For the Six Months Ended
                                                   November 30,
                                            -------------------------
                                                2001          2000
                                            -----------   -----------
Cash Flows from Operating Activities:
  Net Loss. . . . . . . . . . . . . . . . . $(1,345,344)  $(2,351,965)
  Adjustments to Reconcile Net Loss to
   Net Cash (Used) by Operating Activities:
    Depreciation and amortization . . . . .      84,329        82,829
    Amortization of deferred financing costs      --           58,189
    Changes in Operating Assets and
     Liabilities:
      Accounts Receivable . . . . . . . . .       1,947        14,187
      Inventories . . . . . . . . . . . . .      34,997       195,885
      Prepaid Expenses and Other Assets . .     (22,639)      144,591
      Accounts Payable. . . . . . . . . . .     122,177       217,122
      Accrued Liabilities . . . . . . . . .     651,603       278,041
                                            -----------   -----------
         Net Cash (Used) by
            Operating Activities. . . . . .    (472,930)   (1,361,121)
                                            -----------   -----------
Cash Flows from Investing Activities:
  Advances on note receivable . . . . . . .       --          (34,200)
  Purchases of Furniture and Equipment. . .      (6,788)      (22,165)
  Investment in joint venture . . . . . . .       --          (20,000)
                                            -----------   -----------
        Net Cash (Used) by
          Investing Activities. . . . . . .      (6,788)      (76,365)
                                            -----------   -----------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock. . . .     185,994       867,184
  Payments of principal on loans. . . . . .      (2,500)      (12,355)
  Bank overdraft. . . . . . . . . . . . . .       --          102,111
  Proceeds of Loans payable --
    Related Parties . . . . . . . . . . . .     138,468       461,694
  Proceeds on other notes payable . . . . .      21,386        58,897
  Proceeds on collection of stock
    subscriptions receivable. . . . . . . .     148,000         --
  Purchase of treasury stock. . . . . . . .       --          (15,725)
  Payments of principal on capital
    lease obligations . . . . . . . . . . .     (12,465)      (27,925)
                                            -----------   -----------
        Net Cash Provided by
          Financing Activities. . . . . . .     478,883     1,433,881
                                            -----------   -----------

Net Decrease in Cash and Cash Equivalents .        (835)       (3,605)

Cash and Cash Equivalents --
  Beginning of Period . . . . . . . . . . .       1,490         3,605
                                            -----------   -----------
Cash and Cash Equivalents --
  End of Period . . . . . . . . . . . . . . $       655   $      --
                                            ===========   ===========

                            CONSYGEN, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                              (UNAUDITED)


                                             For the Six Months Ended
                                                   November 30,
                                            -------------------------
                                                2001          2000
                                            -----------   -----------

Supplemental Cash Flow Information:
  Cash Paid for Interest. . . . . . . . . . $    34,917   $    76,817
                                            ===========   ===========

Non-Cash Financing and Investing Activities:
  Equipment acquired under capital lease. . $     --      $    52,054
                                            ===========   ===========

  Common stock issued to settle obligations $   304,900   $     --
                                            ===========   ===========

  Conversion of debt to common stock. . . . $   408,906   $   651,190
                                            ===========   ===========

  Issuance of common stock for prepaid
    professional fees . . . . . . . . . . . $     --      $   287,505
                                            ===========   ===========

  Issuance of common stock for equipment. . $     --      $   283,500
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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the results of operations and cash flows for the periods presented. Wherever appropriate, adjustments include provisions for the changes in business activities during the quarter ended November 30, 2001.

     Results of operations indicate that the Company continues to suffer from a declining business environment, and that it is currently unable to continue its operations without very substantial additional funding. Based on this situation, management determined in the third quarter of the 2001-2002 fiscal year that the Company should cease its present operations, should actively seek to sell the Company's remaining assets, and should seek an appropriate corporate entity as a candidate for merger of operations. We have terminated all Company staff, and have adopted a proposal for an informal re-organization of the Company. As part of this re-organization, we have appointed a new President and Chief Executive Officer, and are actively pursuing the sale of the Company's assets and the search for a merger candidate. The financial statements presented in this Form 10-QSB reflect the decline in the Company's business activities up to the end of the quarter ended November 30, 2001. It is the Company's intention to classify our operations as discontinued operations effective in the third fiscal quarter, as it was in this quarter that the formal plan to discontinue the operations was adopted, and future financial statements are expected to reflect this action. Management believes that it will begin negotiations with creditors in the fiscal third and fourth quarters. Because of the high debt load, we believe that creditors will have incentive to negotiate balances to levels lower than the current carrying value of those obligations. At the present time, the Company has no data to estimate the value of its assets upon disposition nor the value of obligations upon the ultimate disposition or renegotiation.

     The Company's headquarters office building is undergoing refinancing by a lien-holder, Corporate Fiducial Services, Inc. ("CFS"). Management believes that the property value is greater than the current net book value, and does not expect that any further obligation will be created to the Company by this pending transaction.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

STOCK OPTIONS

     By an Addendum dated April 13, 2001 to their respective employment agreements, the outstanding, unexercised balances of option shares for the Company's executive officers were relinquished to the Company. The returned option totals were: Mr. A. Lewis Burridge, 2,000,000; Mr. Jason Genet, 1,338,000; Mr. John Roskelley, 1,240,000; and Mr. Eric Strasser, 1,265,000. By a further Addendum in September 2001, which addendum superseded and replaced that of April 13, 2001, each of Messrs. Burridge, Roskelley and Strasser agreed to waive his rights to exercise the unexercised balances of his option shares until such time as the Company increased the number of its authorized shares of common stock to at least 125,000,000 shares. In consideration of this waiver, the exercise price of such options was reduced. The reduced exercise price exceeded the trading price of the stock at November 30, 2001.

     As of November 30, 2001, we had outstanding options to purchase 426,000 shares of our common stock at a weighted average exercise price of $0.50, all of which were held by former employees whose expiration dates have not yet been reached. In September 2001, we requested forfeitures of stock options from employees, directors and an investor, due to the limitation on our number of authorized common shares. The employees and directors collectively agreed to forfeit 1,932,725 options and the investor agreed to forfeit 110,500 options. We agreed to grant the employees and directors 2,125,998 options upon the approval of a proposed increase in the authorized limit of our common stock to 125,000,000 shares. The 110,500 options were to be replaced with the same number of options but at a reduced exercise price, which was higher than the trading price of the stock at November 30, 2001.

    In September 2001, following the above agreements with certain staff, directors, and investors to voluntarily return certain of their shares, options and warrants to the Company, we issued stock option agreements to Messrs. Robert Reisch, Tony Perre, and Bruce Shirey for 1,000,000 immediately-exercisable options each. On October 19, 2001, the stock option agreements for Messrs. Reisch and Perre were effectively terminated by the resignations of these officers. The stock option agreement for Mr. Bruce Shirey was effectively terminated by his resignation on December 12, 2001. There was no effect on the loss from operations for return of these options.

     On November 30, 2001, we filed a Form S-8 registration statement for registration of an additional 3,800,000 shares. With this registration statement, we have filed Form S-8 registration statements under the Securities Act registering an aggregate of 14,300,000 shares of common stock issueable under our stock option plans.

    Also on November 30, 2001, we issued a non-qualified stock option agreement to Mr. Howard R. Baer, a consultant and former Chairman, for 3,250,000,000 immediately-exercisable shares for certain services rendered to the Company. In addition, we issued a non-qualified stock option agreement for 550,000 immediately-exercisable shares to an investor and consultant for certain services rendered to the Company, including his return of 550,000 shares to the Company on November 29, 2001. On November 30, 2001, Mr. Baer exercised his option in a cashless transaction. On December 10, 2001, we issued a total of 3,033,333 shares to Mr. Baer, and 216,667 shares were returned to the Company in consideration for the exercised option. In December 2001, the investor and consultant exercised his option for 550,000 shares in a cashless transaction, which has not yet been completed. Under this transaction, he is to receive 513,333 shares of common stock, and is to return 36,667 shares to the Company in consideration for the exercised option.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in the Report. The Company and its wholly-owned subsidiary, ConSyGen-Arizona, are herein collectively referred to as the "Company."

OVERVIEW

     Historically, we have developed pre-packaged software and proprietary products and services. However, over the past two years we have moved our specific emphasis to identifying developing software-related business opportunities and technologies and providing timely and effective software-based solutions for these opportunities.

     Due to a series of changes in our product markets, to our inability to create a major market with the COUNTERFEIT COP product, and also due to our inability to create a market for the BIZPAY SUITE software that we have been developing for the last two years, we have reached a position in our business where we are no longer able to meet our regular financial commitments. During the three months ended November 30, 2001, we reduced our staff to only four employees in order to cut costs, and we have been aggressively seeking to find a purchaser of our Business Products Division, including all rights and inventory of the COUNTERFEIT COP product. We have also terminated our MultiMedia Division, founded in August, 2000. On December 19, 2001, we terminated all remaining staff.

     Since our issued shares and shares committed for issuance have almost reached our authorized number of shares, we have exhausted our ability to use our remaining authorized but unissued shares as a basis for further external financing. This shortage of available shares, together with a very substantial decline in the market price of our common stock, has made the use of such unissued common stock as we have available impractical as a basis for external financing.

     On January 7, 2002, we accepted a proposal from NewBridge Capital Partners, L.L.C. ("NewBridge") for an informal re-organization of the Company, and we appointed Mr. Gregory A. Harrington, Managing Director of NewBridge, as our President and Chief Executive Officer. This appointment was subject to completion of certain due diligence, and was made official on January 23, 2001. The NewBridge proposal, which is attached as an Exhibit to this Form 10-QSB, has the intention of avoiding formal bankruptcy proceedings, of clearing all outstanding Company liabilities through the sale and realization of the Company's assets, and of effecting the eventual merger of the Company with a suitable corporate entity.

     On January 16, 2002, we entered into an Agreement with Beckwith Management, Ltd. ("Beckwith") and Corporate Fiducial Services, Inc. ("CFS") for the sale of our Business Products Division. Under this agreement, we agreed to transfer to Beckwith ownership of our inventory of the COUNTERFEIT COP product; all of our intellectual, patent, and manufacturing rights to the COUNTERFEIT COP; and all marketing literature and collateral related to the COUNTERFEIT COP. In payment for these items, Beckwith agreed to waive our obligations on certain outstanding Promissory Notes with an aggregate total of $155,000, to assume responsibility for a $265,000 liability due to CFS for prior unpaid loans, unpaid mortgage obligations, and certain payments by CFS on our behalf. Under the Agreement, the Company will receive a payment of $17,976, representing the aggregate amount remaining from the sale of the Business Products Division after the satisfaction of the other obligations.

     We are actively engaged in seeking a purchaser for the BIZPAY SUITE software.

     Legal Proceedings - see under Part II. Other Information, Item 1:
"Legal Proceedings" of this Form 10-QSB.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NET LOSSES. For the three and six months ended November 30, 2001, we incurred net losses of $555,473 and $1,345,344, compared with net losses of $1,487,911 and $2,351,965 for the three and six months ended November 30, 2000, a decrease of $932,438 and $1,006,621, respectively. An explanation of these losses is set forth below.

     REVENUE. For the three and six months ended November 30, 2001, we had revenues of $6,039 and $9,454, compared to $35,810 and 779,439 for the same periods in the previous year. The very substantial decrease in revenue for both periods reflects the Company's virtual inability to generate acceptance of the BIZPAY SUITE, which was released in the first quarter of 2001, and our inability to create a market for the COUNTERFEIT COP product.

There were no significant sales for the quarter from our master distributors.

     During the year ended May 31, 2001, we received approximately $705,000 from a customer for the sale of 11,000 units of the Counterfeit Cop. The customer has stored the units in the same warehouse where the Company stores its inventory. In order to obviate any need for financial adjustments from returns, we will not recognize the revenue effect of this transaction until shipment and acceptance are completed. The amount continues to be reported as Deferred Revenue at November 30, 2001.

     COST OF SALES. For the quarter ended November 30, 2001, the entire cost of sales expense ($1,257) was the cost of COUNTERFEIT COP units sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses were $513,391 and $1,023,215 for the three and six months ended November 30, 2001, compared with $778,650 and $1,691,948 for the same periods in the previous year. The $265,259 decrease in selling, general and administrative expenses in the three months and $668,733 decrease for the six months ended November 30, 2001 is primarily attributable to the dramatic reduction in staffing during the respective periods. Additionally, management continued to apply stringent controls over costs, based on our extremely limited access to financing.

     INTEREST EXPENSE.  For the three months and six months ended
November 30, 2001, interest expense was $60,211 and $120,877, compared with $276,119 and $434,105 for the same quarter in the previous year, a decrease of $215,908 and $313,228, respectively. The decrease in interest expense is primarily attributable to the elimination of the interest component related to the previously-outstanding Convertible Debentures, which were eliminated prior to the May 31, 2001. The primary expense for each of the two quarters to November 30, 2001 is interest expense of approximately $56,000 on the re-structured loan and mortgage obligations on our property.

     DEPRECIATION AND AMORTIZATION EXPENSE. For the three months and six months ended November 30, 2001, depreciation and amortization expense was $42,208 and $84,329, compared with $40,968 and $82,829 for the previous year. The marginal increase indicates that there has been no major growth in depreciable items, primarily due to a shortage of operating capital. As we have retired some depreciable assets, we have primarily replaced them with leased assets.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has continued to suffer material operating losses, and has reached a position where it is no longer able to meet its current obligations. We have been unable to generate revenues from either of our major products - the COUNTERFEIT COP and the BIZPAY SUITE. In addition, the Company has had only limited success in generating financing for daily operations, and has been unsuccessful in attracting the substantial additional financing needed to sustain the Company through any further development of our products. This has meant that we have had no means of enhancing our products to make them more marketable, or of creating any new marketing initiatives. Although Company management has reduced staffing to only those employees needed for the Company's survival, we are still unable to meet our current obligations, and we are clearly unable to implement our business plan or to survive as a ongoing business in our present financial condition.

     The Company has determined that it must commence a process of asset divestiture if it will be able to survive in any form in the future.
During the quarter ended November 30, 2001, we actively sought the sale of our Business Products Division, with the intention that the proceeds of such sale would be used to assist in meeting current obligations. However, our attempts at selling this Division were unsuccessful. Added to this, the failure of our BIZPAY SUITE to meet its expected revenue targets, and the determination which has now been made of the additional effort which will be needed to achieve BIZPAY's market acceptance, indicates that we will not be able to continue in business without the substantial infusion of capital.

     The Company's requirement for additional capital, and its inability to provide adequate equity to attract this capital, means that the resources necessary to complete the development of the BIZPAY SUITE are not expected to be available, or will be too late to allow the Company to recover from its present financial condition. Accordingly, Company management has accepted a proposal for informal re-structuring, with the intention of the liquidation of the Company's assets and our eventual merger with another corporate entity.

     As discussed above, we will attempt to negotiate the amounts due to our creditors to amounts considerably lower than the current carrying value. However, than can be no assurances that we will be successful in doing so. Also, we have material past due payroll taxes, penalties and interest that typically are extremely difficult to negotiate.

     As of November 30, 2001, the Company had cash on hand of approximately $655, compared with approximately $6,120 at August 31, 2001, representing an aggregate decrease in cash of $5,465 for the period. This was primarily composed of:

     OPERATING ACTIVITIES: during the three months ended November 30, 2001, we used approximately $473,000 in cash for operating activities, primarily in selling, general and administrative expenses.

     INVESTING ACTIVITIES: during the three months ended November 30, 2001, we used approximately $7,000 in the purchase of furniture and equipment.

     FINANCING ACTIVITIES: during the three months ended November 30, 2001, we received an aggregate of approximately $479,000 from financing activities, including $185,000 from the sale of our common stock, approximately $138,000 from Loans Payable to related parties, and $148,000 from subscriptions receivable prior to May 31, 2001.

     The Company had a working capital deficit of approximately $7,555,000 at November 30, 2001, compared with a working capital deficit of approximately $6,675,000 at May 31, 2001, an increase in our working capital deficit of approximately $880,000. The increase in the working capital deficit reflects the increase in our accumulated deficit of approximately $1,345,000 during the six months ended November 30, 2001. Specifically, the working capital deficit increase is identified in the following: an increase of $122,000 in Accounts Payable, and an increase of $652,000 in Accrued Payroll and Other Liabilities.

     As part of the above, we have accrued unpaid payrolls for our staff. At November 30, 2001, we owed approximately $1,744,000 to our staff, representing unpaid salaries and vacations, employee business expenses, and some amounts owing to certain former employees.

     Also as part of the above, we have accrued an aggregate total of approximately $840,000 due to the Federal and Arizona taxing authorities. We have commenced negotiations with both of these authorities with regard to the amounts outstanding.

IMPACT OF INFLATION

     Increases in the inflation rate are not expected to affect the Company's operating expenses. Although the Company does not believe that it will be able to borrow additional funds, if it were to do so at variable interest rates, any increase in interest rates would increase the Company's borrowed funds.

SEASONALITY

     Our operations are not affected by seasonal fluctuations, although our cash flows may at times be affected by fluctuations in the timing of cash receipts.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have been involved in litigation with a former officer and director relating to his claims for indemnification and reimbursement of legal expenses in connection with the Defamation Litigation, and for breach of an employment agreement with respect to stock options. The former executive was seeking damages, including substantial exemplary and punitive damages, and an order requiring us to honor stock options. We believe that the claims for exemplary and punitive damages relating to both the indemnity and stock option claims were wholly without merit, however the cost of litigating the claim would have far exceeded the cost to settle. Therefore, in March 2001, we reached a settlement with the former executive. The terms of the settlement are confidential. On October 16, 2001, we issued 478,571 restricted shares of our common stock to the former officer. At the current time, we have not executed fully our obligations under the settlement agreement. Failure to do so in a timely manner may lead to a breach of the agreement and the potential for damages.

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

    On August 15, 2001, a complaint was filed against us the Superior Court of the State of Arizona in Maricopa County (Case No. CV 2001-014095) by Richard Highland ("Highland"). The complaint alleges that Highland, a former employee, has wages unpaid by us for a period when he contends he was a continuing employee. The complaint seeks payment of the alleged wages, interest and costs, in addition to triple damages, interest and costs for failure to pay wages, as provided for in the Arizona Revised Statutes. An Application for entry of default was filed by Highland on September 7, 2001, and a Default Judgment has been granted against us. The aggregate amount involved is estimated by the Company to be approximately $35,000.

     On November 5, 2001, a complaint was filed against us in the Superior Court of the State of Arizona in Maricopa County (Case No. CV 2001-019245) by David R. Kennedy ("Kennedy"). The complaint alleges Breach of Contract, bad faith, and misrepresentation in that Kennedy, a former employee, has severance pay and accrued vacation pay unpaid despite the specific provisions of a Separation and Release Agreement dated June 20, 2001, and despite a demand for payment dated September 19, 2001. The complaint also alleges that certain monies deducted from Kennedy's salary payments for inclusion in a 401K account have not been paid to the insurance company by the Company, and have not been repaid to Kennedy as per his demand of September 19, 2001. The complaint seeks payment of the alleged wages, interest and costs, in addition to triple damages, interest and costs for failure to pay wages, as provided for in the Arizona Revised Statutes, and the amounts alleged to have been deducted for Kennedy's 401K Account but not paid to the insurance company, plus triple damages and interest. The aggregate amount involved is estimated by the Company to be approximately $25,000. A motion for summary judgment has been granted, and we expect the motion to be considered within the next month.

     On January 8, 2002, an application for entry of default was filed against us in the Superior Court of the State of Arizona in Maricopa County (Case No. CV 2001-021430) by Jason Genet ("Genet"). This application seeks a judgment for affirmative relief, based on an allegation that we had failed to respond to an earlier complaint. At February 19, 2002, we have not yet received the complaint, and are unaware of the allegations contained therein.

     On January 14, 2002, a complaint was filed against us in the Superior Court of the State of Arizona in Maricopa County (Case No. CV 2002-000745) by Peter Sellito ("Sellito"). The complaint alleges Breach of Contract in that Sellito, a former employee, has wages unpaid by us for a period when he was an employee. The complaint seeks payment of the alleged wages to an aggregate total of $11,244.42, interest and costs, in addition to triple damages, interest and costs for failure to pay wages, as provided for in the Arizona Revised Statutes. At February 19, 2002, we had not acted to respond to this complaint. The aggregate amount involved is estimated by the Company to be approximately $55,000.

     On February 18, 2002, a civil complaint was filed against us in the South Mesa Justice Court of the State of Arizona in Maricopa County (Case No. CV 02-000675RA) by Coleman, Lee & Associates on behalf of their client, AlphaGraphics, Inc. The complaint alleges that we issued certain checks in payment of an outstanding debt, and that such checks were returned to the payee because of insufficient funds. The complaint seeks payment of the alleged debt to the amount of $9,125.00, in addition to interest and costs.

At February 19, 2002, we had not acted to respond to this complaint.


ITEM 2. CHANGES IN SECURITIES

     During the year ended May 31, 2001, we issued 4,450,000 shares of our common stock to an organization that was to conduct an offering of our common stock. The offering never occurred and we have filed a lawsuit to recover the shares. It is the opinion of the Company and its legal counsel that we will recover these shares. The 4,450,000 shares are not included in the total issued and outstanding shares at November 30, 2001. These shares are also excluded from the computation of the weighted average shares outstanding for the three months and six months ended November 30, 2001.

     In September 2001, we requested certain investors to surrender certain issued or entitled shares, unexercised stock options, and unexercised warrants to the Company to enable us to use the underlying shares, if required, for issue under a future private placement. The aggregate shares involved in these agreements were 7,983,975, comprised of 7,133,475 shares, 110,500 options, and 740,000 warrants. As consideration for the surrender of issued and entitled shares, we agreed to issue an aggregate of 7,356,334 replacement shares or, for two of the investors, to pay compensation at the rate of $0.10 per surrendered share. As consideration for the surrender of options and warrants, we agreed to grant the same number of replacement options and warrants at a reduced exercise price. In all cases, the subject replacement shares, options and warrants will only be available or exercisable when the Company has increased its authorized capital to 125,000,000 shares.

    In addition to the surrendered warrants referenced above, we also have 3,758,000 warrants outstanding for the purchase of our common stock under our January 2000 private offering, at an exercise price of $1.50 per share.

These warrants will expire after 30 months from the date of issue; issue dates range from January 2000 to March 2000.

     On October 16 and November 16, 2001, we issued an aggregate total of 750,000 shares of our common stock in payment of our obligation arising from the settlement of a lawsuit between us and Mr. Tom Dreaper, a former President.

     Also on November 16, 2001, we issued an aggregate total of 3,227,081 shares of our common stock to a total of sixteen investors in our May 2001 private placement.

     On November 8 and 15, 2001, an aggregate total of 455,141 shares were returned to us by two investors. On November 29, 2001, an aggregate total of 5,054,135 shares were returned to us. This total included 4,000,000 shares issued on June 1, 2001 to a consultant and former Chairman for purposes of negotiating financing as part of a private placement. Another 504,135 shares were returned by the same consultant, and 550,000 shares were returned by another investor. All of these returns were intended to reduce our total number of issued and outstanding shares to facilitate the filing of a Form S-8 registration statement, which was completed on November 30, 2001. As consideration for the return of 417,141 shares from one investor on November 15, 2001, we agreed to issue 500,000 replacement shares when the Company's authorized stock has been increased to 125,000,000 shares. As consideration for the return of the 504,135 shares from the consultant and former Chairman, we agreed to issue a total of 554,550 replacement shares when the Company's authorized stock has been increased to 125,000,000 shares.

     On November 30, 2001, we filed a Form S-8 registration statement for a total of 3,800,000 shares. On the same day, we issued a non-qualified stock option agreement to Mr. Howard R. Baer, a consultant and former Chairman, for 3,250,000,000 immediately-exercisable shares for certain services rendered to the Company. In addition, we issued a non-qualified stock option agreement for 550,000 immediately-exercisable shares to an investor and consultant for certain services rendered to the Company, including his return of 550,000 shares to the Company on November 29, 2001.

On November 30, 2001, Mr. Baer exercised his option in a cashless transaction. On December 10, 2001, we issued a total of 3,033,333 shares to Mr. Baer, and 216,667 shares were returned to the Company in consideration for the exercised option. In December 2001, the investor and consultant exercised his option for 550,000 in a cashless transaction, which has not yet been completed. Under this transaction, he is to receive 513,333 shares of common stock, and is to return 36,667 shares to the Company in consideration for the exercised option.

     An Exhibit has been provided to this Form 10-QSB which summarizes all of the shares, options, and warrants surrendered by our respective investors, officers, employees, and directors, with the number of replacement shares, options, and warrants which we are obligated to return to them.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     We have been unable to meet payments due to Corporate Fiducial Services, Inc. ("CFS") for prior loans and amounts outstanding relative to our corporate office building, with an aggregate total of $265,000. This failure has precipitated threat of action against us by Creative Financial Funding, L.L.C., which is a related company of CFS, and which holds a registered lien dated September 20, 2001 on all furniture, equipment, inventory and fixtures owned by us. As part of our agreement with Beckwith Management, L.L.C. (see "Other Information", below), we have eliminated the total liability to CFS.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended November 30, 2001.


ITEM 5. OTHER INFORMATION.

     On September 12, 2001, we accepted the resignation of Mr. A. Lewis Burridge as President, Chief Executive Officer, and Chairman of the Board. At the same time, we appointed Mr. Howard R. Baer as Chairman; Mr. Burridge remained as a Director and was appointed as Vice-Chairman. Other resignations from the Board since January 2001 include: Mr. Luther H. Hodges (January, 2001), Mr. Andrew Lee (September, 2001), Mr. Russell B. Stevenson (February, 2001), and Mr. Robert L. Stewart (June, 2001). In March 2001, Mr. Ben H. Gregg and Mr. Joseph A. Grimes were appointed to the Board, and in September 2001, Mr. Anthony R. Perre and Mr. Robert D. Reisch were appointed to the Board. Following their resignations on October 19, 2001, Messrs. Reisch and Perre were removed from the Board and the Executive Committee.

     At November 30, 2001, Messrs. Burridge and Gregg comprised the Board's Executive Committee, and Messrs. Caldwell and Knode comprised both the Audit Committee and the Compensation Committee. As of February 15, 2002, all of the above directors have resigned.

     In September 2001, we appointed Mr. Anthony Perre as President and Mr. Robert D. Reisch as CEO. On October 19, 2001, the Board accepted the resignations of Mr. Perre and Mr. Reisch from the positions of President and Chief Executive Officer, respectively, and from their positions as Directors and members of the Executive Committee. On October 24, 2001, Mr. Bruce Shirey was appointed as President and Chief Executive Officer. Mr. Shirey immediately commenced a review of the Company's business directions, specific technology capabilities, and product readiness and directions. Based on this review, it was determined that the Company required very substantial financing and effort to complete the development of the BIZPAY product, and also to initiate new products based on leading-edge technologies and business opportunities. Failing the ability to raise this financing or to sell some of the Company's assets, the Company was facing the prospect of bankruptcy.

     It was also recognized that the Company had become substantially constrained in its financing activities by the limited amount of unissued shares available from its authorized capital limit of 69,000,000 shares. Accordingly, it was determined that the company should issue a recommendation to a proposed annual meeting of stockholders to increase its authorized capital to a limit of 125,000,000 shares of common stock, although it was recognized that the very substantial decline in the market price of Company common stock would make only a limited amount of financing available from equity sales.

     Effective November 30, 2001, Mr. Howard Baer resigned as Chairman of the Board. This resignation was accepted by the Board of Directors on December 12, 2001. On December 6, 2001, Mr. Bruce Shirey, President and CEO, was appointed as a Director. On December 12, 2001, the Board was advised that a proposal for the sale of the Business Products Division had not been consummated, placing the Company in a financial position where the filing of a petition of bankruptcy was now considered essential, even though the Company had insufficient cash reserves at that time to prepare of to complete such a filing. A Form 8-K and an open letter to shareholders were issued on December 19, 2001, and a Form 8-KA and amended shareholder letter were issued by the Company on December 21, 2001. Also on December 12, 2001, the Board approved the resignation of Mr. Bruce Shirey as President, CEO, and Director. The resignation of Mr. Eric Strasser, Chief Financial Officer, was accepted as effective on December 11, 2001. Messrs. Shirey and Strasser and two other remaining employees were offered short-term consulting contracts to assist the Board in the steps necessary to prepare a bankruptcy filing, but with no guarantee that they would receive payment for their services. On December 19, 2001, the short-term consulting assignments of Messrs. Shirey and Strasser and the other two employees were terminated with no payment for services; these former officers continued to work without salary until December 31, 2001.

     On January 7, 2002, a special Board meeting accepted the resignations of Mr. Ben H. Gregg, Jr. (effective January 2, 2002) and Mr. Joseph A. Grimes, Jr. (effective January 6, 2002). The Board also received a proposal from NewBridge Capital Partners, L.L.C. for an informal re-organization of the Company, with the intention that such re-organization would obviate the requirement for formal bankruptcy proceedings, would clear all outstanding Company liabilities through the sale and realization of the Company's assets, and would allow the eventual merger of the Company with a suitable corporate entity. The Proposal was accepted, and Mr. Gregory A. Harrington, Managing Director of NewBridge, was appointed as our President and Chief Executive Officer. This appointment was subject to certain due diligence, and was made official on January 23, 2001. The Proposal and the Company's letter of acceptance are attached as Exhibits to this Form 10-QSB. Mr. John L. Caldwell resigned as a Director, effective January 9, 2002.

     On January 23, 2001, a special Board meeting appointed Messrs. Gregory
A. Harrington and Chad M. Harrington as directors of the Company. The meeting also accepted the resignations of Messrs. Lewis A. Burridge and Ben
A. Gregg, Jr. Mr. Gregory A. Harrington was appointed as Acting Chairman of the Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     The list of Exhibits which are filed with this report or incorporated by reference herein is set forth in the Exhibit Index that appears following the signature page, which Exhibit Index is incorporated herein by this reference.

     (b)  Reports on Form 8-K.

     The Company filed a Form 8-K on December 19, 2001, which reported that the Company intended to commence preparations on December 20, 2001 to file a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court in Phoenix, AZ. The Company reported that it would continue to operate on a business-as-usual basis while restructuring. It was also reported that a letter to Company shareholders was posted on the Company's publicly-accessible Internet website to inform shareholders of the circumstances surrounding the steps leading to the petition. A copy of the letter to shareholders was attached to the Form 8-K as an Exhibit.

     The Form 8-K also reported that the Company had accepted the resignation of its Chairman, Mr. Howard R. Baer, effective as of November 30, 2001. A copy of the letter of resignation was attached to the Form 8-K as an Exhibit.

     The Form 8-K also reported that the Company had accepted the resignations of its President and Chief Executive Officer, Mr. Bruce R. Shirey, on December 12, 2001, and the resignation of its Chief Financial Officer, Mr. Eric J. Strasser, on December 11, 2001.

     On December 21, 2001, the Company filed an amendment to the Form 8-K of December 19, 2001. This Form 8-KA reported that an amended letter to Company shareholders was posted on December 20, 2001, on the Company's publicly-accessible Internet website to inform shareholders of circumstances surrounding the steps leading to the abovementioned preparations for a bankruptcy petition. A copy of the amended letter was attached to the Form 8-KA as an Exhibit.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CONSYGEN, INC.



Date: February 19, 2001           By:  /s/ Gregory A. Harrington
                                       -------------------------------
                                       Gregory A. Harrington,
                                       President and
                                       Chief Executive Officer,
                                       Acting Chairman
                                       (Principal Executive Officer)

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

4.20 Form of Agreement used in connection with the surrender of unexercised stock options to the Registrant by Registrant's employees. (9)

4.21 Form of Agreement used in connection with the surrender of issued shares and unexercised stock options and warrants to the Registrant by certain of the Registrant's investors. (9)

4.22 Schedule of shares, options and warrants surrendered by certain of the Registrant's investors, officers, employees, and directors. *

10.7 Registrant's 1996 Non-Qualified Stock Option Plan. (2)

10.8 Registrant's Amended and Restated 1997 Non-Qualified Stock Option
     Plan. (3)

10.10Form of Indemnification Contract between the Registrant and each executive officer and director of the Registrant. (3)

10.12Settlement Term Sheet between the Registrant and the Debenture
     Parties dated  March 8, 2000, filed as Exhibit 10.12 to the
     Registrant's Current Report on Form 8-K dated March 22, 2000, and incorporated herein by reference.

10.13Settlement Agreement and Conditional Release between the Registrant and the Debenture Parties dated April 20, 2000. (6)

10.14Agreement dated January 11, 2000, between the Registrant and Saviar and Spaeth. (7)

10.15Registrant's 2000 Combination Stock Option Plan. (8)

10.165 Year Lease with Option to Purchase agreement between the Registrant and Corporate Fiducial Services, Inc., dated April 1, 2001. (10)

10.17Proposal for an informal re-organization of ConSyGen. Inc., prepared by NewBridge Capital Partners, L.L.C., presented to the Registrant's Board on January 7, 2002. *

10.18Registrant's Letter, dated January 7, 2002, accepting Proposal from
     NewBridge Capital Partners, L.L.C. for an informal re-organization of ConSyGen. Inc. *

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

     (3) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Registration Statement on Form S-1, File No. 333 40649, and incorporated by reference.

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

     (10) Filed as an Exhibit, with the same Exhibit number, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, and incorporated herein by reference.

     *    Filed herewith